Form 10-Q
period 1996-09-28
JONES HERFF INC
filed 1996-11-12
CIK 1000371

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 28, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period From __________ to __________

Commission File Number  33-96680

                                HERFF JONES, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


        INDIANA                                             35-1637714
--------------------------------------------------------------------------------
  (State or other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                      Identification Number)


    4501 West 62nd Street, Indianapolis, Indiana              46268
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


                                 (317) 297-3740
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   X        No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's Common Stock as of November 8,1996:

                 Class

      Common Stock, without par value                  9,618,996

                                      INDEX


Part  I. - Financial Information                                      Page No.
                                                                      --------

       Condensed Consolidated Statement of Operations -
          First Quarter Ended September 28, 1996
          and September 30, 1995                                          3

       Condensed Consolidated Balance Sheet -
          As of September 28, 1996, June 29, 1996
          and September 30, 1995                                          4

       Condensed Consolidated Statement of Cash Flows -
          First Quarter Ended September 28, 1996
          and September 30, 1995                                          5

       Notes to Condensed Consolidated
          Financial Statements                                       6 -  8

       Management's Discussion and Analysis of
          Financial Condition and
          Results of Operations                                      9 - 12



Part II. - Other Information                                             13

Item 6.    Exhibits and Reports on Form 8-K

                         Part I - Financial Information
                                Herff Jones, Inc.
                       Condensed Consolidated Statement of
                                   Operations
                    (Amounts in thousands of dollars, except
                                 per share data)
                                   (Unaudited)



                                                    First Quarter Ended
                                         ---------------------------------------
                                         September 28, 1996   September 30, 1995
                                         ------------------   ------------------



Net sales                                 $    46,656               $    43,543

Cost of sales (excludes
     ESOP compensation)                        30,122                    26,339

Selling, general, and
     administrative expenses
     (excludes ESOP compensation)              20,441                    19,178

ESOP compensation

   Current year service                         4,058                     2,760

   Prior year service                              --                     4,033

                                          -----------               -----------
Income (loss) from operations                  (7,965)                   (8,767)

Interest income                                     5                       617

Interest expense                                4,977                     3,506
                                          -----------               -----------

Income (loss) before
     income taxes and
     extraordinary item                       (12,937)                  (11,656)

Income taxes                                    4,593                     4,441
                                          -----------               -----------

Net income (loss) before
     extraordinary item                        (8,344)                   (7,215)

Extraordinary item:  Prepayment
fee on the senior ESOP notes                       --                    (5,884)
retirement, less applicable
tax benefit of $3,621
                                          -----------               -----------
Net income (loss)                         $    (8,344)              $   (13,099)
                                          ===========               ===========


Income (loss) per common share            $     (4.48)              $    (10.01)
                                          ===========               ===========


Weighted average number of
common shares
outstanding, pro-forma for
periods prior  to
August 22, 1995                             1,863,248                 1,308,519
                                          ===========               ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                      Condensed Consolidated Balance Sheet
        As of September 28, 1996, June 29, 1996, and September 30, 1995
                        (Amounts in thousands of dollars)



                                                              (Unaudited)                                    (Unaudited)
                                                               September                 June                 September
                                                               28, 1996                29, 1996               30, 1995
                                                              ------------            -----------            ------------
Assets:
     Current Assets
          Cash and cash equivalents                              $     643             $   8,680             $   1,792
          Accounts receivable                                       39,018                54,066                33,545
          Inventories                                               41,127                36,941                37,332
          Prepaid expense                                            7,585                 2,651                 6,422
          Deferred income taxes                                      5,321                 5,321                 2,412
                                                                 ---------             ---------             ---------
          Total Current Assets                                      93,694               107,659                81,503

     Non-Current Assets
          Property, plant, and equipment                            89,408                87,741                73,701
          Accumulated depreciation                                 (40,095)              (38,700)              (35,404)
                                                                 ---------             ---------             ---------
          Net Property, Plant,
          and Equipment                                             49,313                49,041                38,297

     Deferred financing cost, net and
          other assets                                               5,363                 5,603                 6,552
                                                                 ---------             ---------             ---------
     Total Non-Current Assets                                       54,676                54,644                44,849

          Total Assets                                           $ 148,370             $ 162,303             $ 126,352
                                                                 =========             =========             =========


Liabilities and Shareholders' Equity:
     Current Liabilities
     Trade accounts payable                                      $   8,759             $   7,541             $   7,029
     Salaries and wages payable                                      4,986                 4,068                 3,108
     Interest payable                                                1,900                 5,157                 1,711
     Customer deposits                                              12,175                19,856                10,677
     Commissions payable                                             2,531                14,857                 2,156
     Income taxes accrued                                           (4,596)                3,200                (7,562)
     Other accrued liabilities                                       7,926                 9,749                 8,760
     Current portion of long-term debt                              54,053                22,315                45,646
                                                                 ---------             ---------             ---------
          Total Current Liabilities                                 87,734                86,743                71,525

Non-Current Liabilities
     Other                                                           2,247                 2,247                 2,085
     Long-term debt                                                162,928               173,574               178,600
     Deferred income taxes                                              81                    81                  (401)
                                                                 ---------             ---------             ---------
Total Non-Current Liabilities                                      165,256               175,902               180,284

Total Liabilities                                                  252,990               262,645               251,809

Shareholders' Equity (Deficit)
     Common stock                                                    5,728                 5,728                 5,745
     Retained earnings                                             111,181               119,525               106,323
     Deferred compensation                                        (218,824)             (222,953)             (235,299)
     Foreign currency translation                                       12                    11                    26
     Excess of cost over market
     (shares committed to be released)                             (2,717)               (2,653)               (2,252)
                                                                 ---------             ---------             ---------
Total Shareholders' Equity (Deficit)                             (104,620)             (100,342)             (125,457)

Total Liabilities and Shareholders' Equity (Deficit)            $ 148,370             $ 162,303             $ 126,352
                                                                 =========             =========             =========




See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                      Consolidated Statement of Cash Flows
                       (Amounts in thousands of dollars)
                                   (Unaudited)

                                                          Three Months Ended
                                                     ---------------------------

                                                       September     September
                                                       28, 1996       30, 1995
                                                     -----------    -----------
Cash flows from operating activities:
Net income (loss)                                        (8,344)     (13,099)
    Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
       Depreciation and amortization                      1,697        1,313
       Amortization and write off of financing cost         240          295
       ESOP compensation (before
       dividend exclusion)                                4,029        7,094
       Tax benefit of ESOP shares
       (cost over market)                                    36          878
       Other                                                  1           20
       (Gain) loss on disposal of
       property, plant and equipment, net                    (1)          (6)
       Increase (decrease) in cash generated by
       changes in assets and liabilities
           Accounts receivable                           15,048       18,563
           Inventories                                   (4,186)      (4,012)
           Prepaid expenses                              (4,934)      (4,926)
           Trade accounts payable                         1,218        2,624
           Salaries and wages                               918         (731)
           Interest payable                              (3,257)      (1,711)
           Customer deposits                             (7,681)      (4,209)
           Commissions payable                          (12,326)     (12,526)
           Income taxes payable                          (7,796)     (17,990)
           Deferred income taxes                             --            1
           Other accrued liabilities                     (1,823)         508
           Other assets                                      --          (28)
                                                      ---------    ---------
    Total adjustments                                   (18,817)     (14,843)
                                                      ---------    ---------
Net cash (used) provided by operating activities      $ (27,161)   $ (27,942)

Cash flows from investing activities:
   Proceeds from disposal of property,
    plant and equipment                                       4           55
   Capital expenditures                                  (1,972)      (1,076)
   Sale of marketable securities                             --        6,219
                                                      ---------    ---------
Net cash (used) provided by investing activities      $  (1,968)   $   5,198

Cash flows from financing activities:
   Purchase of shares by the ESOP trust                      --     (188,278)
   Premium on stock redemption                               --           (3)
   Dividends declared                                        --       (2,687)
   Increase  in revolver, net                            29,299       12,120
   Recapitalization financing cost                           --       (5,854)
   Payment of long-term debt                             (2,250)          --
   Advance term  payment                                 (5,957)          --
   New borrowings                                            --      204,526
   Prepayment of senior ESOP notes                           --      (69,826)
                                                      ---------    ---------
Net cash (used) provided in financing activities      $  21,092    $ (50,002)

Cash and cash equivalents:
   Net increase (decrease)                               (8,037)     (72,746)
   Beginning of period                                    8,680       74,538
                                                      =========    =========
   End of period                                      $     643    $   1,792
                                                      =========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                         Part I - Financial Information
         Notes to Unaudited Condensed Consolidated Financial Statements
                      Three Months Ended September 28, 1996
                        (Amounts in thousands of dollars)

Note 1 - Adjustments

         The unaudited condensed consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 28, 1996, and the results of its operations and cash flows for the quarter ended September 28, 1996. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements.

         The significant accounting policies followed by the Company are set forth in Note (3) of the Company's consolidated financial statements for the year ended June 29, 1996, which have been included in the Company's Form 10-K which was filed on September 24, 1996. Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" was adopted by the Company on June 30, 1996 with no material impact on results of operations. The Company has restated certain prior year items to conform to the current year presentation.

         During the first quarter of fiscal 1996, the Herff Jones, Inc. Employee Stock Ownership Plan (ESOP) purchased substantially all remaining shares (6,724,200) of common stock held by shareholders other than the ESOP.

         The Company issued Series A Notes and used the proceeds, along with borrowings under the New Credit Agreement and internally generated cash from operations, to fund the purchase of outstanding shares of common stock by the ESOP and to prepay the Senior ESOP Notes. In prepaying the Senior ESOP Notes, the Company incurred a prepayment fee of $5,884 net of the applicable tax benefit.

         The Company utilizes a 52/53 week fiscal year for accounting purposes ending on the last Saturday in June. Fiscal 1996 contained 53 weeks with the additional week included in the first quarter ended September 30, 1995. Fiscal 1997 will contain 52 weeks.

         Because of the seasonality of the Company's business, operating results on a quarterly basis are not indicative of operating results for the full year. Historically, the first fiscal quarter is the lowest sales quarter, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales.



Note 2 - Allowance for Doubtful Accounts and Returns

                     September 28, 1996     June 29, 1996     September 30, 1995
                     ------------------     -------------     ------------------
                        $      3,304         $    4,883           $   1,279

Note 3 - Inventories

The components of inventory balances are summarized below:

                              September 28,         June 29,       September 30,
                                 1996                1996              1995
                              -------------         --------       -------------
Raw materials and supplies
     (includes gold)            $19,278             $16,017           $16,588
Work-in-process                  13,197              13,008            12,789
Finished goods                    8,652               7,916             7,955
                                -------             -------           -------
                                $41,127             $36,941           $37,332
                                =======             =======           =======


Note 4 - Financing
                              September 28,         June 29,       September 30,
                                 1996                1996              1995
                              -------------         --------       -------------
Long-Term Debt consists
of the following:

Senior Bank
     Facility (Revolver)      $  44,338            $  15,039        $  36,646

Senior Bank
     Facility (Term)             45,043               53,250           60,000

Senior Subordinated
     Notes                      120,000              120,000          120,000

1994 Industrial Development
Revenue Bonds Due in 2019         7,600                7,600            7,600
                              ---------            ---------        ---------

                                216,981              195,889          224,246


Less: Current Portion           (54,053)             (22,315)         (45,646)
                              ---------            ---------        ---------
Long-Term Debt                $ 162,928            $ 173,574        $ 178,600
                              =========            =========        =========

In the first quarter ended, September 28, 1996, the Company (pursuant to the credit agreement underlying the Senior Bank Facility) made a required advance payment on the Term Loan of $5,957. This was in addition to the year one scheduled amortization payments made of $9,000. The subsequent scheduled payments on the Term Loan are adjusted down pro rata by this advance payment.


Note 5 - Common Stock
                              September 28,         June 29,       September 30,
                                 1996                1996              1995
                              -------------         --------       -------------
Common Shares
Authorized                    16,500,000           16,500,000        16,500,000
Outstanding                    9,618,996            9,618,996         9,640,356

Note 5 - Common Stock (Con't)

         Pursuant to the August 22, 1995 recapitalization plan in which the ESOP purchased substantially all remaining shares of common stock held by shareholders other than the ESOP, the weighted average number of common shares outstanding was calculated on a pro forma basis assuming the recapitalization occurred at June 25, 1995. The number of common shares outstanding immediately after the recapitalization took place was 1,236,494. This number has been used as the pro forma weighted average number of common shares outstanding for the first one and a half months of fiscal 1996.

         The actual weighted average number of common shares outstanding for the first quarter ended September 30, 1995 was 5,406,506. The actual loss per common share for the first quarter ended September 30, 1995 was ($2.42).


Note 6 - Statement of Shareholders' Equity

                                                                              Foreign                                     Total
                                            Common Stock         Retained    Currency      Deferred      Excess Cost   Shareholders'
                                       Shares       Amount       Earnings   Translation  Compensation    Over Market     Equity
                                       ------       ------       --------   -----------  ------------    -----------     ------
Balance June 29, 1996                9,618,996        $5,728    $119,525        $11      ($222,953)       ($2,653)      ($100,342)
Tax benefit of cost over market of
ESOP shares committed to be
     released                           -             -           -              -               -             36              36
Foreign currency translation
adjustment                                                                        1                                             1
Shares committed to be released         -             -           -               -          4,129           (100)          4,029
Net income for the quarter              -             -          (8,344)          -              -              -          (8,344)
                                     ---------       ------    --------         ---      ---------        -------       ---------
Balance September 28, 1996           9,618,996       $5,728    $111,181         $12      ($218,824)       ($2,717)      ($104,620)
                                     =========       ======    ========         ===      =========        =======       =========






Excess of cost over market represents the cumulative difference between the market value of shares committed to be released and the cost of those shares to the ESOP, net of tax effects.

                                HERFF JONES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         Herff Jones is one of the leading manufacturers of recognition awards, educational products and graduation-related products for the scholastic market in the United States. Its product lines include class rings, medals and awards, diplomas and graduation announcements (also referred to as "fine paper"), yearbooks, caps and gowns, school photography services and multimedia education products. The Company historically has sold approximately 80% of its products to the high school and elementary market and approximately 20% of its products to the college and commercial or non-scholastic market through a network of approximately 700 primarily independent sales representatives. The Company believes that the Herff Jones name is widely recognized in schools and universities nationwide.


RECAPITALIZATION

         Pursuant to a plan of recapitalization adopted by the Company's Board of Directors in May 1995 and effective as of August 22, 1995, (a) the Company's outstanding shares in three classes of common stock were converted to a single class of Common Stock on a share-for-share basis, (b) the Company-sponsored ESOP trust purchased substantially all of the shares of Common Stock so converted held by shareholders other than the ESOP, (c) the ESOP borrowed approximately $188.3 million from the Company (the "ESOP Loan") to fund its purchase of Common Stock and (d) the Company used the proceeds of the offering of the Senior Subordinated Notes ("Notes"), along with borrowings under the New Credit Agreement and internally generated cash from operations, to fund the ESOP Loan and to prepay the Senior ESOP Notes. In prepaying the Senior ESOP Notes, the Company incurred a prepayment fee of $5.9 million, net of the applicable tax benefit.

         In connection with the forgoing transactions (the "ESOP Transactions"), the Company entered into the New Credit Agreement pursuant to which a group of financial institutions have provided the Company with a new $120.0 million credit facility, which includes a $60.0 million senior secured term loan (the "Term Loan") and a $60.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), which includes a letter of credit facility with a $12.0 million sublimit. The Term Loan and the Revolving Credit Facility have a final maturity of September 30, 2000. The Company incurred significant financing costs, which have been deferred as other assets and will be charged to expense over the life of the related debt instruments.

         As a result of the issuance of the Notes and the incurrence of additional indebtedness under the New Credit Agreement to effect the ESOP Transactions, as well as anticipated working capital borrowings, the Company's interest expense increased significantly in fiscal 1996 and such higher interest expense is expected to continue for a number of years.

RESULTS OF OPERATIONS

         The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1996 contained 53 weeks and the additional week was included in the first quarter ended September 28, 1996. Fiscal 1997 will contain 52 weeks. The Company's business is highly seasonal. Historically, sales in the first fiscal quarter are at the lowest level of the year and as a result the first quarter produces operating losses. However, because of the seasonality of the Company's business, operating results on a quarterly basis are not necessarily indicative of operating results for the full year.


         For the first quarter ended September 28, 1996 and September 30, 1995.


         General. Net sales rose 7.2% to $46.7 million in fiscal 1997 from $43.5 million in fiscal 1996. Operating losses decreased to $8.0 million in fiscal 1997 from $8.8 million in fiscal 1996. Net losses before the extraordinary item increased to $8.3 million in fiscal 1997 from $7.2 million in fiscal 1996. Net losses after the extraordinary item decreased to $8.3 million in fiscal 1997 from $13.1 million in fiscal 1996.

         Net Sales. Net sales increased $3.2 million or 7.2% to $46.7 million in fiscal 1997 from $43.5 million in fiscal 1996. Such increases were due to sales from Delmar, which was acquired as of April 29, 1996, of $4.4 million, partially offset by lower sales in the yearbook and photography product lines, due to the timing of shipments.

         Cost Of Sales. Cost of sales increased $3.8 million or 14.4% to $30.1 million in fiscal 1997 from $26.3 million in fiscal 1996, primarily as a function of increased sales and costs associated with Delmar. Cost of sales as a percentage of sales increased to 64.6% in fiscal 1997 from 60.5% in fiscal 1996, primarily because of higher manufacturing costs at Delmar.

         Selling, General And Administrative Expenses. Selling, general and administrative expense increased $1.2 million or 6.6% to $20.4 million in fiscal 1997 from $19.2 million in fiscal 1996. The increase was attributable to an increase in the Company's commission expense resulting from increased net sales in fiscal 1997 coupled with increases to selling, general and administrative expense spending related to Delmar. Selling, general and administrative expense as a percentage of sales remained relatively consistent at 43.8% in fiscal 1997, down slightly from 44.0% in fiscal 1996.

         ESOP Compensation. ESOP compensation decreased $2.7 million to $4.1 million in fiscal 1997 from $6.8 million in fiscal 1996. The ESOP Transactions, which were completed during fiscal 1996, resulted in a significant increase in the number of shares to be allocated to employee accounts effective each December 31 from 1995 through 2009. In fiscal 1996, the shares allocated effective December 31, 1995 related to service rendered by employees during calendar 1995. ESOP compensation expense for the quarter ended September 30, 1995 included $4.0 million related to employee service rendered in the prior fiscal year. Excluding the fiscal 1996 amount relating to fiscal 1995 service, ESOP compensation expense increased $1.3 million due to an increase in the market value of the shares and the lack of a current quarter dividend.

         Loss from Operations. Operating losses decreased $.8 million to a loss of $8.0 million in fiscal 1997 from a loss of $8.8 million in fiscal 1996. The decreased loss was predominantly due to the decrease in ESOP compensation expense as discussed above, partially offset by increased seasonal losses related to Delmar.

         Interest Expense. Interest expense increased $1.5 million to $5.0 million in the first quarter of fiscal 1997 from $3.5 million in the corresponding quarter of fiscal 1996 due to a full quarter of increased debt associated with the recapitalization.

         Income Tax Benefit. Income taxes increased to a benefit of $4.6 million in fiscal 1997 from $4.4 million in fiscal 1996, due to the increase in the loss before income taxes and the extraordinary item, partially offset by a lower fiscal 1997 effective tax rate.

         Extraordinary Item. In fiscal 1996 the Company incurred a prepayment fee of $5.9 million, net of the applicable tax benefit, on the retirement of the Senior ESOP Notes.

         Net Loss. The first quarter net loss decreased to $8.3 million from $13.1 million in fiscal 1996. The decreased loss was primarily attributable to the decrease in ESOP compensation expense and the fiscal 1996 extraordinary item, as discussed above, partially offset by increased seasonal losses related to Delmar, increased interest expense due to the increased debt, and the virtual elimination of interest income in the current year.

FINANCIAL CONDITION AND LIQUIDITY

          The Company's business is highly seasonal. Historically the first quarter requires the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the pre-Christmas photography and class ring activity; the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year.

         Beginning in the first quarter of fiscal 1996, the recapitalization described previously significantly changed the Company's financial condition, adding substantial indebtedness and resulting in a deficit shareholders' equity position. The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at September 28, 1996, of $44.3 of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Capital expenditures were $2.0 million and $1.1 million in the first quarter of fiscal 1997 and 1996, respectively. The increase over the prior year is attributable to increased expenditures in the Photography and Education product lines.

         In the first quarter of 1997, a dividend was not paid. It is projected that fiscal 1997 dividends will be paid in December and June. A $0.35 per share dividend was paid during the first quarter of fiscal 1996, totaling $3.4 million. Approximately $1.0 million of the $3.4 million of fiscal 1996 dividends was paid to the ESOP trust, which used those funds to make payments on its loan from the Company.

         Income taxes accrued are a negative $4.6 million at September 28, 1996 compared to $3.2 million at June 29, 1996 and a negative $7.6 million at September 30, 1995. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this year. The decreased tax benefit at the end of first quarter compared to the prior year first quarter end is the result of the lower pre-tax loss in this fiscal year compared to the combined pre-tax loss and pre-tax extraordinary item in the prior fiscal year.

         For the three months ended September 28, 1996, cash and cash equivalents declined $8.0 million to $.6 million as compared to a decrease of $72.7 million to $1.8 million for the three months ended September 30, 1995. The decrease in the decline was primarily the result of funding the ESOP trust's purchase of substantially all remaining outstanding shares of the Company's stock in first quarter of fiscal 1996.

         Cash used in operating activities was $27.2 million in the quarter ended September 28, 1996, compared to $27.9 million in the quarter ended September 30, 1995, as described below.

         Net losses were $8.3 million in the first quarter of fiscal 1997 compared to $13.1 million in fiscal 1996. The primary causes for the decreased loss were decreases in ESOP compensation (which is a non-cash expense) and the fiscal 1996 extraordinary item charge .

         Accounts receivable decreased $15.0 million in the first quarter of fiscal 1997 compared to a decline of $18.6 million in fiscal 1996. The reduction in the decline was primarily the result of increased sales and additional accounts receivable balances related to Delmar in the first quarter of fiscal 1997 compared with fiscal 1996.

         Customer deposits decreased $7.7 million in the first quarter of fiscal 1997 compared to a decline of $4.6 million in fiscal 1996. The larger decline was attributable to increased sales and Delmar sales activity in the first quarter of fiscal 1997.

         Income taxes accrued decreased $7.8 million in the first quarter of fiscal 1997 compared to a decline of $18.0 million in fiscal 1996. The decline was primarily attributable to the decreased pre-tax loss of the Company in the first quarter of fiscal 1997 compared to the combined pre-tax loss and pre-tax extraordinary item in fiscal 1996 and a lower payment of taxes related to the prior fiscal year.

         Net cash used by investing activities was $2.0 million for the quarter ended September 28, 1996 compared to $5.2 million provided in the quarter ended September 30, 1995. The primary reason for the decrease was the sale of marketable securities of $6.2 million to finance the ESOP Transactions in fiscal 1996.

         Net cash provided in financing activities was $21.0 million in the quarter ended September 28, 1996 compared to $50.0 million used in the quarter ended September 30, 1995. The increase was attributable to the fiscal 1996 purchase of substantially all the remaining shares of Herff Jones stock by the ESOP Trust for $188.3 million, partially offset by the related net increase in borrowings of $134.7 million. In addition, there were higher seasonal borrowings under the revolver in fiscal 1997 of $17.2 million partially offset by payments on long-term debt of $8.2 million.

         Deferred Compensation at September 28, 1996 decreased to $218.8 million from $223.0 million at June 29, 1996 and $235.3 million at September 30, 1995. The decrease is the result of recording ESOP shares committed to be released.

                           PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

Item 6.

(a)  The following Exhibits are filed as a part of this report:

     Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K;
     No reports on Form 8-K were filed during the quarter for which the report is filed.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HERFF JONES, INC.
                                      (Registrant)





                                       By: / S / Lawrence F. Fehr
                                           -------------------------------------
                                                   Lawrence F. Fehr
                                                   Vice President and
                                                   Chief Financial Officer



November 12, 1996