Form 10-Q
period 1996-12-31
JONES HERFF INC
filed 1997-02-10
CIK 1000371

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 28, 1996

                                       OR

            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                        Commission File Number 33-96680

                                HERFF JONES, INC.
             (Exact Name of registrant as specified in its charter)


              INDIANA                                  35-1637714
   (State or other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)


                  4501 West 62nd Street, Indianapolis, Indiana
                    (Address of principal executive offices)

                                     46268
                                   (Zip Code)


                                 (317) 297-3740
              (Registrant's telephone number, including area code)

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

Number of shares outstanding of the issuer's Common Stock as of  February
10, 1997:

           Class

Common Stock, without par value                                        9,612,563

                                     INDEX


Part  I. - Financial Information                                        Page No.

     Condensed Consolidated Statement of Operations -
              Second Quarter Ended December 28, 1996
              and December 30, 1995                                          3

     Condensed Consolidated Balance Sheet -
              As of December 28, 1996, June 29, 1996
              and December 30, 1995                                          4

     Condensed Consolidated Statement of Cash Flows -
              Second Quarter Ended December 28, 1996
              and December 30, 1995                                          5

     Notes to Condensed Consolidated Financial Statements                6 - 8

     Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9 - 13




Part II. - Other Information                                                14

Item 6.       Exhibits and Reports on Form 8-K

                         Part I - Financial Information
                               Herff Jones, Inc.
                 Condensed Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                  (Unaudited)

                                                       Second Quarter Ended                            Six Months Ended
                                              ----------------------------------------     ----------------------------------------
                                              December 28, 1996      December 30, 1995     December 28, 1996      December 30, 1995
                                              -----------------      -----------------     -----------------      -----------------
Net sales                                       $    68,288            $    56,275            $   114,944            $    99,818

Cost of sales
(excludes ESOP compensation)                         33,951                 27,637                 64,073                 53,976

Selling, general, and
     administrative expenses
     (excludes ESOP compensation)                    23,594                 20,807                 44,035                 39,985

ESOP compensation
     Current year service                             3,663                  3,166                  7,721                  5,926
     Prior year service                                  --                     --                     --                  4,033
                                                  ---------              ---------              ---------              ---------
Income (loss) from operations                         7,080                  4,665                   (885)                (4,102)

Interest income                                           3                     --                      8                    615
Interest expense                                      5,135                  5,344                 10,112                  8,848
                                                  ---------              ---------              ---------              ---------
Income (loss) before income taxes and
     extraordinary item                               1,948                   (679)               (10,989)               (12,335)

Income taxes                                           (692)                   259                  3,901                  4,700
                                                  ---------              ---------              ---------              ---------
Net income (loss) before
     extraordinary item                               1,256                   (420)                (7,088)                (7,635)

Extraordinary item: Prepayment fee on the
     senior ESOP notes retirement, less
     applicable tax benefit of $3,621                    --                     --                     --                 (5,884)

Net income (loss)                               $     1,256            $      (420)           $    (7,088)           $   (13,519)
                                                  =========              =========              =========              =========

Income (loss) per common share                  $      0.63            $     (0.29)           $     (3.66)           $     (9.79)
                                                  =========              =========              =========              =========
Weighted average number of
     common shares outstanding                    2,007,307              1,452,569              1,935,281              1,380,544
                                                  =========              =========              =========              =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                      Condensed Consolidated Balance Sheet
                     As of December 28, 1996, June 29, 1996,
                             and December 30, 1995
                        (Amounts in thousands of dollars)


                                    (Unaudited)                 (Unaudited)
                                    December 28,    June 29,    December 30,
                                        1996          1996         1995
                                    ---------    ---------      ---------
Assets:
     Current Assets
     Cash and cash equivalents      $   2,638    $   8,680      $   2,653
     Accounts receivable               40,168       54,066         32,125
     Inventories                       44,585       36,941         40,994
     Prepaid expens                     7,859        2,651          6,256
     Deferred income taxes              5,321        5,321          2,412
                                    ---------    ---------      ---------
          Total Current Assets        100,571      107,659         84,440
Non-Current Assets
     Property, plant, and
     equipment                         90,602       87,741         74,383
     Accumulated depreciation         (41,741)     (38,700)       (35,942)
                                    ---------    ---------      ---------
        Net Property, Plant,
        and Equipment                  48,861       49,041         38,441

     Deferred financing cost,
     net and other assets               5,122        5,603          6,460
                                    ---------    ---------      ---------
          Total Non-Current Assets     53,983       54,644         44,901
Total Assets                        $ 154,554    $ 162,303      $ 129,341
                                    =========    =========      =========


Liabilities and Shareholders' Equity:
     Current Liabilities
       Trade accounts payable       $   5,547    $   7,541    $   2,911
       Salaries and wages payable       5,126        4,068        3,289
       Interest payable                 5,082        5,157        4,896
       Customer deposits               32,355       19,856       27,045
       Commissions payable              4,295       14,857        2,616
       Income taxes accrued            (4,236)       3,200       (8,255)
       Other accrued liabilities        8,759        9,749        9,879
       Current portion of
          long-term debt               35,097       22,315       32,057
                                    ---------    ---------      ---------
            Total Current Liabilities  92,025       86,743       74,438

     Non-Current Liabilities
       Other                            2,149        2,247        1,987
       Long-term debt                 160,278      173,574      175,850
       Deferred income taxes             (211)          81         (402)
                                    ---------    ---------      ---------
          Total Non-Current
            Liabilities               162,216      175,902      177,435

          Total Liabilities           254,241      262,645      251,873

     Shareholders' Equity (Deficit)
       Common stock                     5,728        5,728        5,737
       Retained earnings              112,056      119,525      104,955
       Deferred compensation         (214,696)    (222,953)    (231,195)
       Foreign currency translation         8           11           11
       Excess of cost over market
       (shares committed to be
          released)                    (2,783)      (2,653)      (2,040)
                                    ---------    ---------      ---------
Total Shareholders'
     Equity (Deficit)                 (99,687)    (100,342)    (122,532)
Total Liabilities and Shareholders'
     Equity (Deficit)                $154,554     $162,303     $129,341
                                     ========     ========     ========




See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                      Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                  (Unaudited)

                                                       Six Months Ended
                                                  ------------------------------
                                                  December 28,      December 30,
                                                      1996              1995
                                                  ------------      ------------
Cash flows from operating activities:
Net loss                                           $  (7,088)         $ (13,519)
  Adjustments to reconcile net
     loss to net cash  (used)
     provided by operating activities:
  Depreciation
     and amortization                                  3,428              2,654
  Amortization and write
     off of financing cost                               481                448
  ESOP compensation
     (before dividend exclusion)                       8,057             10,155
  Tax benefit of ESOP shares
     (cost over market)                                   70              1,255
  Other                                                   (3)                 5
  (Gain) loss on disposal of property,
     plant and equipment, net                        (4)                21
  Increase (decrease) in cash
     generated by changes in
     assets and liabilities
  Accounts receivable                                 13,898             19,983
  Inventories                                         (7,644)            (7,674)
  Prepaid expenses                                    (5,208)            (4,760)
  Trade accounts payable                              (1,994)            (1,494)
  Salaries and wages                                   1,058               (550)
  Interest payable                                       (75)             3,735
  Customer deposits                                   12,499             12,159
  Commissions payable                                (10,562)           (12,066)
  Income taxes payable                                (7,436)           (18,683)
  Deferred income taxes                                 (292)                --
  Other accrued liabilities                           (1,088)              (731)
  Other assets                                            --                (89)
                                                   ---------          ---------
     Total adjustments                                 5,185              4,368
                                                   ---------          ---------
Net cash (used) provided by operating activities   $  (1,903)         $  (9,151)

Cash flows from investing activities:
  Proceeds from disposal of property,
     plant and equipment                                  10                 13
  Capital expenditures                                (3,254)            (2,546)
  Sale of marketable securities                           --              6,219
                                                   ---------          ---------
Net cash (used) provided
     by investing activities                       $  (3,244)         $   3,686

Cash flows from financing activities:
  Purchase of shares by the ESOP trust                    --           (188,278)
  Redemption of common shares                             --                 (8)
  Premium on stock redemption                             --                (74)
  Dividends declared                                    (381)            (2,687)
  Increase (decrease) in revolver, net                10,122            (14,089)
  Recapitalization financing cost                         --             (5,854)
  Payment of long-term debt                           (4,679)            (2,250)
  Advance term payment                                (5,957)                --
  New borrowings                                          --            216,646
  Prepayment of senior ESOP notes                         --            (69,826)
                                                   ---------          ---------
Net cash (used) provided in financing
     activities                                    $    (895)         $ (66,420)
  Cash and cash equivalents:
  Net increase (decrease)                             (6,042)           (71,885)
  Beginning of period                                  8,680             74,538
                                                   ---------          ---------
  End of period                                    $   2,638          $   2,653
                                                   =========          =========


See accompanying notes to unaudited condensed consolidated financial statements.

                         Part I - Financial Information
         Notes to Unaudited Condensed Consolidated Financial Statements
                       Six Months Ended December 28, 1996
                       (Amounts in thousands of dollars)

Note 1 - Adjustments

The unaudited condensed  consolidated  financial statements
presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 28, 1996, and the results of its operations for the three and six month periods ended December 28, 1996, and December 30, 1995, and cash flows for the six month periods ended December 28, 1996, and December 30, 1995. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The significant accounting policies followed by the Company are set forth in Note (3) of the Company's consolidated financial statements for the year ended June 29, 1996, which have been included in the Company's Form 10-K which was filed on September 24, 1996. Statement of Financial Accounting Standards No. 121 Accounting for Impairment of Long Lived Assets and Long Lived Assets to be Disposed of was adopted by the Company on June 30, 1996 with no material impact on results of operations. The Company has restated certain prior year items to conform to the current year presentation.

The Company utilizes a 52/53 week fiscal year for accounting purposes ending on the last Saturday in June. Fiscal 1996 contained 53 weeks with the additional week included in the first quarter ended September 30, 1995. Fiscal 1997 will contain 52 weeks.

Because of the seasonality of the Company's business, operating results on a quarterly or six month basis are not necessarily indicative of operating results for the full year. Historically, sales in the second fiscal quarter are at the second highest level of the year, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales.


Note 2 - Allowance for Doubtful Accounts and Returns

     December 28, 1996             June 29, 1996          December 30, 1995
     -----------------             -------------          -----------------
       $  2,841                     $  4,883                 $  1,052


Note 3 - Inventories

The components of inventory balances are summarized below:

                                  December 28,       June 29,     December 30,
                                       1996           1996            1995
                                     -------        -------         -------
Raw materials and supplies
     (includes gold)                 $19,863        $16,017         $17,280
Work-in-process                       15,116         13,008          14,712
Finished goods                         9,606          7,916           9,002
                                     -------        -------         -------
                                     $44,585        $36,941         $40,994
                                     =======        =======         =======

Note 4 - Financing
                                    December 28,       June 29,     December 30,
                                       1996             1996            1995
                                  ------------    ------------    ------------
Long-Term Debt consists
of the following:

Senior Bank Facility (Revolver)   $     25,161    $     15,039    $     22,557

Senior Bank Facility (Term)             42,614          53,250          57,750

Senior Subordinated Notes              120,000         120,000         120,000

1994 Industrial Development
Revenue Bonds Due in 2019                7,600           7,600           7,600
                                  ------------    ------------    ------------
                                       195,375         195,889         207,907

Less: Current Portion                  (35,097)        (22,315)        (32,057)
                                  ------------    ------------    ------------
Long-Term Debt                    $    160,278    $    173,574    $    175,850
                                  ============    ============    ============



Note 5 - Common Stock
                                    December 28,       June 29,     December 30,
                                       1996             1996            1995
                                  ------------    ------------    ------------
Common Shares
Authorized                          16,500,000      16,500,000      16,500,000
Outstanding                          9,618,996       9,618,996       9,636,923


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

The actual weighted average number of common shares outstanding for the six months ended December 30, 1995, was 3,722,253. The actual loss per common share for the six months ended December 30, 1995, was ($3.63).

Note 6 - Statement of Shareholders' Equity

                                                                              Foreign                                     Total
                                            Common Stock         Retained    Currency      Deferred      Excess Cost   Shareholders'
                                       Shares       Amount       Earnings   Translation  Compensation    Over Market     Equity
                                       ------       ------       --------   -----------  ------------    -----------     ------
Balance June 29, 1996                9,618,996        $5,728    $119,525        $11      ($222,953)       ($2,653)      ($100,342)
Tax benefit of cost over market of
ESOP shares committed to be
     released                           -             -           -              -               -             36              36
Foreign currency translation
adjustment                              -             -           -               1              -              -               1
Shares committed to be released         -             -           -               -          4,129           (100)          4,029
Net loss for the quarter                -             -          (8,344)          -              -              -          (8,344)
                                     ---------       ------    --------         ---      ---------        -------       ---------
Balance September 28, 1996           9,618,996       $5,728    $111,181         $12      ($218,824)       ($2,717)      ($104,620)
                                     =========       ======    ========         ===      =========        =======       =========
Tax benefit of cost over market of
ESOP shares committed to be
     released                            -             -              -           -              -             34             34
Dividends declared ($.25/shares)         -             -           (381)          -              -              -           (381)
Foreign currency
     translation adjustment              -             -              -          (4)             -              -             (4)
Shares committed to be released-         -             -              -           -          4,128           (100)         4,028
Net income for the quarter               -             -          1,256           -              -              -          1,256
                                     ---------       ------    --------         ---      ---------        -------       ---------
Balance  December 28, 1996           9,618,996       $5,728    $112,056        $  8      ($214,696)       ($2,783)    ($  99,687)
                                     =========       ======    ========         ===      =========        =======       =========


Excess of cost over market represents the cumulative difference between the estimated market value of shares committed to be released and the cost of those shares to the ESOP, net of tax effects.

HERFF JONES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     Herff Jones is one of the leading manufacturers of recognition awards, educational products and graduation-related products for the scholastic market in the United States. Its product lines include class rings, medals and awards, diplomas and graduation announcements (also referred to as "fine paper"), yearbooks, caps and gowns, school photography services and multimedia education products. The Company historically has sold approximately 80% of its products to the high school and elementary market and approximately 20% of its products to the college and commercial or nonscholastic market through a network of approximately 700 primarily independent sales representatives. The Company believes that the Herff Jones name is widely recognized in schools and universities nationwide.



RESULTS OF OPERATIONS

     The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1996 contained 53 weeks and the additional week was included in the first quarter ended September 30, 1995. Fiscal 1997 will contain 52 weeks. The Company's business is highly seasonal. Historically, sales in the second fiscal quarter are at the second highest level of the year. However, because of the seasonality of the Company's business, operating results on a quarterly or six month basis are not necessarily indicative of operating results for the full year.


     For the second quarter ended December 28, 1996 and December 30, 1995.

     General. Net sales rose 21.3% to $68.3 million in fiscal 1997 from $56.3 million in fiscal 1996. Operating income increased to $7.1 million in fiscal 1997 from $4.7 million in fiscal 1996. Net income increased to $1.3 million in fiscal 1997 from a net loss of $.4 million in fiscal 1996.

     Net Sales. Net sales increased $12.0 million or 21.3% to $68.3 million in fiscal 1997 from $56.3 million in fiscal 1996. Such increases were due to sales from Delmar (Delmar was acquired as of April 29, 1996) of $6.3 million, increases in the Jewelry and Education product lines and additional increases in the Yearbook and Photography product lines. Increases were due primarily to modest price increases and small unit growth.

     Cost Of Sales. Cost of sales increased $6.3 million or 22.8% to $33.9 million in fiscal 1997 from $27.6 million in fiscal 1996, primarily as a function of increased sales and costs associated with Delmar. Cost of sales as a percentage of sales is 49.7% in fiscal 1997 compared to 49.1% in fiscal 1996.

     Selling, General And Administrative Expenses. Selling, general and administrative expense increased $2.8 million or 13.4% to $23.6 million in fiscal 1997 from $20.8 million in fiscal 1996. The increase was attributable to an increase in the Company's commission expense resulting from increased net sales in fiscal 1997 coupled with increases to selling, general and administrative expense spending related to Delmar. Selling, general and administrative expense as a percentage of sales was 34.6% in fiscal 1997, down from 37.0% in fiscal 1996. There are no commissions associated with Delmar's photography dealer sales, which contributed to the decline in this relationship. Further, the fiscal 1996 restructuring program at one of the Scholastic plants has reduced general and administrative expenses in fiscal 1997 in comparison with the prior year.

     ESOP Compensation. ESOP compensation is $3.7 million in fiscal 1997 compared to $3.2 million in fiscal 1996. ESOP compensation expense increased $.5 million due to an increase in the estimated market value of the shares committed to be released, partially offset by a dividend in the current quarter. There was no such dividend in the prior year quarter.

     Income from Operations. Operating income increased $2.4 million to $7.1 million in fiscal 1997 from $4.7 million in fiscal 1996. The increase was predominantly due to increases in the operating income from Jewelry and the Education product lines attributable to increased margins and stronger sales in those lines described above.

     Interest Expense. Interest expense decreased $.2 million to $5.1 million in the second quarter of fiscal 1997 from $5.3 million in the corresponding quarter of fiscal 1996 due to repayment of debt incurred in connection with the recapitalization.

     Income Tax. The second quarter income tax increased to an expense of $.7 million in fiscal 1997 from a benefit of $.3 million in fiscal 1996, due to income before taxes and extraordinary item increasing $2.6 million, partially offset by a lower fiscal 1997 effective tax rate.

     Net Income (Loss). The second quarter net income increased $1.7 million from a loss of $.4 million in fiscal 1996 to a net income of $1.3 in fiscal 1997. The increase was predominantly due to increases in the Jewelry and the Education product lines.

     For the six months ended December 28, 1996 and December 30, 1995.

     General. Net sales rose 15.2% to $114.9 million in fiscal 1997 from $99.8 million in fiscal 1996. Operating losses were $.9 million in fiscal 1997 compared to of $4.1 million in fiscal 1996. Net losses were $7.1 million in fiscal 1997 compared to a net loss before the extraordinary item of $7.6 million in fiscal 1996. Net losses after the extraordinary item decreased to $7.1 million in fiscal 1997 from $13.5 million in fiscal 1996.

     Net Sales. Net sales increased $15.1 million or 15.2% to $114.9 million in fiscal 1997 from $99.8 million in fiscal 1996 due primarily to sales from Delmar of $10.7 million (Delmar was acquired as of April 29, 1996), increases in the Jewelry and Education product lines, and additional increases in the Yearbook and Photography product lines. Increases were due primarily to modest price increases and small unit growth.

     Cost Of Sales. Cost of sales increased $10.1 million or 18.7% to $64.1 million in fiscal 1997 from $54.0 million in fiscal 1996, primarily as a function of increased sales and costs associated with Delmar. Cost of sales as a percentage of sales increased to 55.7% in fiscal 1997 from 54.1% in fiscal 1996, primarily because of higher manufacturing costs at Delmar.

     Selling, General And Administrative Expenses. Selling, general and administrative expense increased $4.0 million or 10.1% to $44.0 million in fiscal 1997 from $40.0 million in fiscal 1996. The increase was primarily attributable to increases in the Company's commission expense resulting from increased net sales in fiscal 1997, coupled with increases in selling, general and administrative expense related to Delmar. Selling, general and administrative expense as a percentage of sales decreased to 38.3% in fiscal 1997, from 40.1% in fiscal 1996. There are no commissions associated with Delmar's photography dealer sales, which contributed to the decline in this relationship. Further, the fiscal 1996 restructuring program at one of the Scholastic plants has reduced general and administrative expenses in fiscal 1997 in comparison with the prior year.

     ESOP Compensation. ESOP compensation decreased $2.2 million to $7.7 million in fiscal 1997 from $9.9 million in fiscal 1996. The August 22, 1995 recapitalization resulted in a significant increase in the number of shares to be allocated to employee accounts effective each December 31 from 1995 through 2009. The shares allocated effective December 31, 1995 related to service rendered by employees during calendar 1995. ESOP compensation expense for the six months ended December 30, 1995 includes $4.0 million relating to employee service rendered in fiscal 1995 and $5.9 million relating to employee service rendered in fiscal 1996. The increase in the current year service expense over the comparable prior year amount results primarily from an increase in the market value of the shares committed to be released.

     Loss from Operations. Operating losses were $.9 million in fiscal 1997 compared to $4.1 million in fiscal 1996. The decrease was predominantly due to increased profitability in the Jewelry and Education product lines, coupled with a decrease in ESOP compensation expense as discussed above, partially offset by losses related to Delmar.

     Net Interest. Net interest expense increased $1.9 million to $10.1 million in the first six months of fiscal 1997 from $8.2 million in the corresponding six months of fiscal 1996, due to a full six months in fiscal 1997 of increased debt associated with the recapitalization.

     Income Tax Benefit. The income tax benefit decreased to $3.9 million in fiscal 1997 compared to $4.7 million in fiscal 1996 due to a decrease in the loss before income taxes and the extraordinary item, coupled with a lower fiscal 1997 effective tax rate.

     Extraordinary Item. In fiscal 1996 the Company incurred a prepayment fee of $5.9 million, net of the applicable tax benefit, on the retirement of the Senior ESOP Notes.

     Net Income (Loss). Net losses decreased $6.4 million to a loss of $7.1 million in fiscal 1997 from a loss of $13.5 in fiscal 1996. The decreased loss was primarily attributable to increased profitability in the Jewelry and Education product lines, coupled with a decrease in ESOP compensation expense and the fiscal 1996 extraordinary item as discussed above, partially offset by seasonal losses related to Delmar, increased interest expense due to the recapitalization debt being outstanding for a longer period, and the virtual elimination of interest income in the current year.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's business is highly seasonal. Historically the first six months requires the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the pre-Christmas photography and class ring activity; the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year and the receipt of customer deposits for products that ship in the spring.

     Beginning in the first quarter of fiscal 1996, the August 22, 1995 recapitalization significantly changed the Company's financial condition, adding substantial indebtedness and resulting in a deficit shareholders' equity position. The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at December 28, 1996, of $25.2 million of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

     Capital expenditures were $3.3 million and $2.5 million in the first six months of fiscal 1997 and 1996, respectively. The increase over the prior year is attributable to increased expenditures for equipment in the Photography and Yearbook product lines.

     A 25 cents per share dividend was paid during the second quarter of fiscal 1997, totaling $2.4 million, which was less than the 35 cents per share dividend paid in the first quarter of fiscal 1996. Substantially all of this dividend was paid to the ESOP trust, which used the funds to make payments on the loan from the Company.

     Income taxes accrued are a negative $4.2 million at December 28, 1996 compared to $3.2 million at June 29, 1996 and a negative $8.3 million at December 30, 1995. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this year. The decreased tax benefit at the end of the second quarter compared to the prior year second quarter end is the result of the lower pre-tax loss in this fiscal year compared to the combined pre-tax loss and pre-tax extraordinary item in the prior fiscal year.

     For the six months ended December 28, 1996, cash and cash equivalents declined $6.0 million to $2.6 million as compared to a decrease of $71.9 million to $2.7 million for the six months ended December 30, 1995. The substantially greater decline in the first six months of 1996 was primarily the result of funding the ESOP trust's purchase of substantially all remaining outstanding shares of the Company's stock in the first quarter of fiscal 1996.

     Cash used in operating activities was $1.9 million in the six months ended December 28, 1996, compared to $9.2 million in the six months ended December 30, 1995, as described below.

     Net losses were $7.1 million in the six months of fiscal 1997 compared to $13.5 million in fiscal 1996. This was primarily attributable to increases in the Jewelry and Education product lines, coupled with a decrease in ESOP compensation expense and the fiscal 1996 extraordinary item, partially offset by increased seasonal losses related to Delmar, increased interest expense due to the recapitalization debt being outstanding for a longer period, and the virtual elimination of interest income in the current year.

     Accounts receivable decreased $13.9 million in the first six months of fiscal 1997 compared to a decline of $20.0 million in fiscal 1996. The reduction in the decline was primarily the result of increased second quarter sales and additional accounts receivable balances related to Delmar in the first six months of fiscal 1997 compared with fiscal 1996.

     Customer deposits decreased $12.5 million in the first six months of fiscal 1997 compared to a decline of $12.2 million in fiscal 1996. The larger decline was attributable to increased Delmar sales activity in the first six months of fiscal 1997.

     Income taxes accrued decreased $7.4 million in the first six months of fiscal 1997 compared to a decline of $18.7 million in fiscal 1996. The decline was primarily attributable to the decreased pre-tax loss of the Company in the first six months of fiscal 1997 compared to the combined pre- tax loss and pre-tax extraordinary item in fiscal 1996. Additionally, the payment of the previous year tax liability in fiscal 1997 was lower than the payment made in fiscal 1996 related to the 1995 tax liability.

     Net cash used by investing activities was $3.2 million for the six months ended December 28, 1996 compared to $3.7 million provided in the six months ended December 30, 1995. The primary reason for the decrease was the sale of $6.2 million of marketable securities in fiscal 1996.

     Net cash used in financing activities was $.9 million in the six months ended December 28, 1996 compared to $66.4 million used in the six months ended December 30, 1995. The decrease was attributable to the fiscal 1996 purchase of substantially all the remaining shares of Herff Jones stock by the ESOP trust for $188.3 million, partially offset by the related net increase in borrowings of $131.0 million. In addition, there were higher seasonal borrowings under the revolver in fiscal 1997 of $10.1 million, partially offset by payments on long-term debt of $10.6 million.

     Deferred Compensation at December 28, 1996 decreased to $214.7 million from $223.0 million at June 29, 1996 and $231.2 million at December 30, 1995. The decrease is the result of recording ESOP shares committed to be released.

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



                                        HERFF JONES, INC.
                                        (Registrant)





                                        By:      / S / Lawrence F. Fehr
                                                 ------------------------------
                                                 Lawrence F. Fehr
                                                 Vice President and
                                                 Chief Financial Officer



February 10, 1997