Form 10-Q
period 1997-03-29
JONES HERFF INC
filed 1997-05-12
CIK 1000371

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 29, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

Commission File Number  33-96680

                                HERFF JONES, INC.
             (Exact Name of registrant as specified in its charter)


             INDIANA                                   35-1637714
   (State or other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                 Identification Number)


        4501 West 62nd Street, Indianapolis, Indiana           46268
           (Address of principal executive offices)           (Zip Code)


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

Number of shares outstanding of the issuer's Common Stock as of May 9, 1997:

                         Class

         Common Stock, without par value                  9,612,563

                                      INDEX


Part  I. - Financial Information                                        Page No.
                                                                        --------

       Condensed Consolidated Statement of Operations -
          Third Quarter and Nine Months Ended March 29, 1997
          and March 30, 1996                                                  3

       Condensed Consolidated Balance Sheet -
          As of March 29, 1997, June 29, 1996 and March 30, 1996              4

       Condensed Consolidated Statement of Cash Flows -
          Nine Months Ended March 29, 1997 and March 30, 1996                 5

       Notes to Condensed Consolidated Financial Statements               6 - 8

       Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 13




Part II. - Other Information                                                 14

Item 6.    Exhibits and Reports on Form 8-K

                         Part I - Financial Information
                                Herff Jones, Inc.
                   Condensed Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                  (Unaudited)


                                Third Quarter Ended                      Nine Months Ended
                                -------------------                      -----------------
                          March 29, 1997    March 30, 1996      March 29, 1997   March 30, 1996
                          --------------    --------------      --------------   --------------


Net Sales                    $    58,264      $    50,239          $   173,208      $   150,057

Cost of sales (excludes
   ESOP compensation)             28,559           22,614               92,632           76,590

Selling, general and
   administrative expenses
   (excludes ESOP
   compensation)                  26,785           23,172               70,820           63,157

ESOP compensation
   Current year service            4,123            3,603               11,844            9,529
   Prior year service                 --               --                   --            4,033

Restructuring charge                  --            2,145                   --            2,145
                             -----------      -----------          -----------      -----------


Income (loss) from
   operations                     (1,203)          (1,295)              (2,088)          (5,397)

Interest income                        2                7                   10              622
Interest expense                   4,937            4,746               15,049           13,594
                             -----------      -----------          -----------      -----------


Income (loss) before
   income taxes and
   extraordinary item             (6,138)          (6,034)             (17,127)         (18,369)

Income taxes                       2,179            2,299                6,080            6,999
                             -----------      -----------          -----------      -----------

Net income (loss)
   before
   extraordinary item             (3,959)          (3,735)             (11,047)         (11,370)

Extraordinary item:
   Prepayment fee on
   the senior ESOP
   notes retirement,
   less applicable tax
   benefit of $3,621                  --               --                   --           (5,884)
                             -----------      -----------          -----------      -----------
Net income (loss)            $    (3,959)     $    (3,735)         $   (11,047)     $   (17,254)
                               =========        =========            =========        =========


Income (loss) per
   common share              $     (1.84)     $     (2.34)         $     (5.50)     $    (11.87)
                               =========        =========            =========        =========


Weighted average number
   of common shares
   outstanding                 2,150,353        1,596,619            2,008,348        1,452,569
                               =========        =========            =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.



                               Herff Jones, Inc.
                      Condensed Consolidated Balance Sheet
             As of March 29, 1997, June 29, 1996, and March 30, 1996
                        (Amounts in thousands of dollars)

                                     Unaudited                     Unaudited
                                  March 29, 1997  June 29, 1996  March 30, 1996
                                  --------------  -------------  --------------
Assets:
   Current Assets
      Cash and cash equivalents        $   1,740      $   8,680      $     982
      Accounts receivable                 52,172         54,066         42,134
      Inventories                         55,635         36,941         50,132
      Prepaid expense                      8,650          2,651          7,403
      Deferred income taxes                5,321          5,321          2,412
                                       ---------      ---------      ---------
          Total Current Assets           123,518        107,659        103,063

   Non-Current Assets
      Property, plant, and
         equipment                        91,600         87,741         75,266
      Accumulated depreciation           (43,117)       (38,700)       (37,060)
                                       ---------      ---------      ---------
         Net Property, Plant,
            and Equipment                 48,483         49,041         38,206

      Deferred financing cost,
         net and other assets              4,882          5,603          6,331
                                       ---------      ---------      ---------
         Total Non-Current
            Assets                        53,365         54,644         44,537

Total Assets                           $ 176,883      $ 162,303      $ 147,600
                                       =========      =========      =========


Liabilities and Shareholders' Equity
   Current Liabilities
      Trade accounts payable           $   7,352      $   7,541      $   4,520
      Salaries and wages payable           5,635          4,068          3,791
      Interest payable                     1,819          5,157          1,446
      Customer deposits                   50,119         19,856         45,307
      Commissions payable                 10,394         14,857          7,704
      Income taxes accrued                (6,428)         3,200        (10,825)
      Other accrued liabilities           10,391          9,749         10,999
      Current portion of
         long term debt                   37,279         22,315         32,905
                                       ---------      ---------      ---------
         Total Current
            Liabilities                  116,561         86,743         95,847

   Non-Current Liabilities
      Other                                2,149          2,247          1,569
      Long term debt                     157,629        173,574        173,100
      Deferred income taxes                  304             81           (402)
                                       ---------      ---------      ---------
         Total Non-Current
            Liabilities                  160,082        175,902        174,267

Total Liabilities                        276,643        262,645        270,114

Shareholders' Equity (Deficit)
   Common stock                            5,724          5,728          5,737
   Retained earnings                     107,931        119,525        101,219
   Deferred compensation                (210,568)      (222,953)      (227,067)
   Foreign currency translation               --             11             13
   Excess of cost over market
      (shares committed to be
      released)                           (2,847)        (2,653)        (2,416)
                                       ---------      ---------      ---------
Total Shareholders' Equity (Deficit)     (99,760)      (100,342)      (122,514)

Total Liabilities and
   Shareholders' Equity (Deficit)      $ 176,883      $ 162,303      $ 147,600
                                       =========      =========      =========

See accompanying notes to unaudited condensed consolidated financial statements.

                               Herff Jones, Inc.
                 Condensed Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                  (Unaudited)
                                                    Nine Months Ended
                                            ----------------------------------
                                            March 29, 1997      March 30, 1997
                                            --------------      --------------
Cash flows from operating activities:
   Net loss                                     $ (11,047)           $ (17,254)
      Adjustments to reconcile net income
      to net cash (used) provided by
      operating activities:
         Depreciation and amortization              5,153                4,000
         Amortization and write off
            of financing cost                         721                  774
         ESOP compensation (before
            dividend exclusion                     12,085               13,676
         Tax benefit of ESOP shares
            (cost over market)                        106                1,486
         Other                                        (11)                   7
         (Gain) loss on disposal of
         property, plant and equipment,
         net Increase (decrease) in cash
         generated by changes in assets
         and liabilities                               (2)                (302)
            Accounts receivable                     1,894                9,974
            Inventories                           (18,694)             (16,812)
            Prepaid expenses                       (5,999)              (5,907)
            Trade accounts payable                   (189)                 115
            Salaries and wages                      1,567                  (48)
            Interest payable                       (3,338)                 285
            Customer deposits                      30,263               30,421
            Commissions payable                    (4,463)              (6,978)
            Income taxes payable                   (9,628)             (21,253)
            Deferred income taxes                     223                   --
            Other accrued liabilities                 544                  (30)
            Other assets                               --                 (286)
                                                ---------            ---------
      Total adjustments                            10,232                9,122
                                                ---------            ---------
Net cash used by operating activities           $    (815)           $  (8,132)

Cash flows from investing activities:
   Proceeds from disposal of property,
      plant and equipment                              24                  488
   Capital expenditures                            (4,617)              (3,809)
   Sale of marketable securities                       --                6,219
                                                ---------            ---------
Net cash (used) provided by investing
   activities                                   $  (4,593)           $   2,898

Cash flows from financing activities:
   Purchase of shares by the ESOP trust                --             (188,278)
   Redemption of common shares                         (4)                  (8)
   Premium on stock redemption                       (166)                 (74)
   Dividends declared                                (381)              (2,687)
   Increase (decrease) in revolver, net            12,083              (13,741)
   Recapitalization financing cost                     --               (5,854)
   Payment of long term debt                       (7,107)              (4,500)
   Advance term payment                            (5,957)                  --
   New borrowings                                      --              216,646
   Prepayment of senior ESOP notes                     --              (69,826)
                                                ---------            ---------
Net cash used in financing activities           $  (1,532)           $ (68,322)

Cash and cash equivalents:
   Net increase (decrease)                         (6,940)             (73,556)
   Beginning of period                              8,680               74,538
                                                ---------            ---------
   End of period                                $   1,740            $     982
                                                =========            =========

See accompanying notes to unaudited condensed consolidated financial statements.

                         Part I - Financial Information
         Notes to Unaudited Condensed Consolidated Financial Statements
                        Nine Months Ended March 29, 1997
                        (Amounts in thousands of dollars)

Note 1 - Adjustments

    The unaudited condensed consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 29, 1997, and the results of its operations for the three and nine month periods ended March 29, 1997, and March 30, 1996, and cash flows for the nine month periods ended March 29, 1997, and March 30, 1996. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

    Because of the seasonality of the Company's business, operating results on a quarterly or nine month basis are not necessarily indicative of operating results for the full year. Historically, sales in the third fiscal quarter are at the third highest level of the year, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales.


Note 2 - Allowance for Doubtful Accounts and Returns

           March 29, 1997             June 29, 1996         March 30, 1996
         --------------------         -------------         --------------
               $   3,733                 $   4,883             $   1,354


Note 3 - Inventories

    The components of inventory balances are summarized below:

                                                          March 29, 1997            June 29, 1996            March 30, 1996
                                                          --------------            -------------            --------------
    Raw materials and supplies (includes gold)                 $18,391                   $16,017                 $16,061
    Work-in-process                                             27,149                    13,008                  24,445
    Finished goods                                              10,095                     7,916                   9,626
                                                               -------                   -------                 -------
                                                               $55,635                   $36,941                 $50,132
                                                               =======                   =======                 =======

Note 4 - Financing
                                                         March 29, 1997             June 29, 1996          March 30, 1996
                                                         --------------             -------------          --------------
    Long-Term Debt consists of the following:
    Senior Bank Facility (Revolver)                           $ 27,122                   $15,039                 $22,905

    Senior Bank Facility (Term)                                 40,186                    53,250                  55,500

    Senior Subordinated Notes                                  120,000                   120,000                 120,000

    1994 Industrial Development
    Revenue Bonds Due in 2019                                    7,600                     7,600                   7,600
                                                            ----------                 ---------                --------

                                                               194,908                   195,889                 206,005

    Less:  Current Portion                                     (37,279)                  (22,315)                (32,905)
                                                            ----------                 ---------                --------

    Long-Term Debt                                            $157,629                  $173,574                $173,100
                                                              ========                  ========                ========




Note 5 - Common Stock
                            March 29, 1997    June 29, 1996     March 30, 1996
                            --------------    -------------     --------------
         Common Shares
         Authorized           16,500,000        16,500,000         16,500,000
         Outstanding           9,612,563         9,618,996          9,636,923


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

    The actual weighted average number of common shares outstanding for the nine months ended March 30, 1996, was 3,091,768. The actual loss per common share for the nine months ended March 30, 1996, was ($5.58).

Note 6 - Statement of Shareholders' Equity

                                                                              Foreign                                     Total
                                            Common Stock         Retained    Currency      Deferred      Excess Cost   Shareholders'
                                       Shares       Amount       Earnings   Translation  Compensation    Over Market     Equity
                                       ------       ------       --------   -----------  ------------    -----------     ------
Balance June 29, 1996                9,618,996        $5,728    $119,525        $11      ($222,953)       ($2,653)      ($100,342)
Tax benefit of cost over market of
ESOP shares committed to be released    -             -           -              -               -             36              36
Foreign currency translation
adjustment                              -             -           -               1              -              -               1
Shares committed to be released         -             -           -               -          4,129           (100)          4,029
Net loss for the quarter                -             -          (8,344)          -              -              -          (8,344)
                                     ---------       ------    --------         ---      ---------        -------       ---------
Balance September 28, 1996           9,618,996       $5,728    $111,181         $12      ($218,824)       ($2,717)      ($104,620)
                                     =========       ======    ========         ===      =========        =======       =========
Tax benefit of cost over market of
ESOP shares committed to be released     -             -              -           -              -             34             34
Dividends declared ($.25/shares)         -             -           (381)          -              -              -           (381)
Foreign currency
translation adjustment                   -             -              -          (4)             -              -             (4)
Shares committed to be released          -             -              -           -          4,128           (100)         4,028
Net income for the quarter               -             -          1,256           -              -              -          1,256
                                     ---------       ------    --------         ---      ---------        -------       ---------
Balance  December 28, 1996           9,618,996       $5,728    $112,056        $  8      ($214,696)       ($2,783)    ($  99,687)
                                     =========       ======    ========         ===      =========        =======       =========
Stock Purchase                          (6,433)          (4)       (166)                                                     (170)
Tax benefit of cost over market of
ESOP shares committed to be released     -             -              -           -              -             36             36
Foreign currency
translation adjustment                   -             -              -          (8)             -              -             (8)
Shares committed to be released          -             -              -           -          4,128           (100)         4,028
Net income for the quarter               -             -         (3,959)          -              -              -         (3,959)
                                     ---------       ------    --------         ---      ---------        -------       ---------
Balance  March 29, 1997              9,612,563       $5,724    $107,931        $  -      ($210,568)       ($2,847)    ($  99,760)
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



RESULTS OF OPERATIONS

         The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1996 contained 53 weeks and the additional week was included in the first quarter ended September 30, 1995. Fiscal 1997 will contain 52 weeks. The Company's business is highly seasonal. Historically, sales in the third fiscal quarter are at the third highest level of the year, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales. However, because of the seasonality of the Company's business, operating results on a quarterly or nine month basis are not necessarily indicative of operating results for the full year.


     For the third quarter ended March 29, 1997 and March 30, 1996.


         General. Net sales rose 15.9% to $58.2 million in fiscal 1997 from $50.2 million in fiscal 1996. Operating losses decreased to $1.2 million in fiscal 1997 from $1.3 million in fiscal 1996. The net loss increased to $3.9 million in fiscal 1997 from a net loss of $3.7 million in fiscal 1996.

         Net Sales. Net sales increased $8.0 million or 15.9% to $58.2 million in fiscal 1997 from $50.2 million in fiscal 1996. Such increases were due to sales from Delmar (Delmar was acquired as of April 29, 1996) of $1.4 million, earlier shipments in the Fine Paper product line and modest price increases.

         Cost Of Sales. Cost of sales increased $6.0 million or 26.5% to $28.6 million in fiscal 1997 from $22.6 million in fiscal 1996, primarily as a function of increased sales and costs associated with Delmar. In addition, expenses in fiscal 1996 were reduced due to a reduction in worker's compensation expense. These factors resulted in an increase in cost of sales as a percentage of sales to 49.1% in fiscal 1997 compared to 45.0% in fiscal 1996.

         Selling, General And Administrative Expenses. Selling, general and administrative expense increased $3.6 million or 15.6% to $26.8 million in fiscal 1997 from $23.2 million in fiscal 1996. The increase was attributable to an increase in the Company's commission expense resulting from increased net sales in fiscal 1997 coupled with increases to selling, general and administrative expenses related to Delmar. Selling, general and administrative expense as a percentage of sales was 46.0% in fiscal 1997, down from 46.1% in fiscal 1996. There are no commissions associated with Delmar's photography dealer sales, which contributed to the decline in this relationship. Further, the fiscal 1996 restructuring program at one of the Scholastic plants has reduced general and administrative expenses in fiscal 1997 in comparison with the prior year.

         Restructuring Charge. The Company incurred a restructuring charge of $2.1 million in the third quarter of fiscal 1996 resulting from a one time voluntary early retirement program completed in one Scholastic plant location. The program was offered to management and supervisory employees, of whom 17 elected to participate in the program.

         ESOP Compensation. ESOP compensation is $4.1 million in fiscal 1997 compared to $3.6 million in fiscal 1996. ESOP compensation expense increased $.5 million due to an increase in the estimated market value of the shares committed to be released.

         Loss from Operations. Operating losses decreased $.1 million to $1.2 million in fiscal 1997 from $1.3 million in fiscal 1996. The decrease was predominantly due to increases in the operating income from the Jewelry and Fine Paper product lines and the fiscal 1996 restructuring charge, partially offset by losses related to Delmar, all as discussed above.

         Net Interest. Interest expense increased $.2 million to $4.9 million in the third quarter of fiscal 1997 from $4.7 million in the corresponding quarter of fiscal 1996.

         Income Tax. Income taxes were a benefit of $2.2 million in fiscal 1997 compared to a benefit of $2.3 million in fiscal 1996, due to the increased quarterly loss before tax in fiscal 1997, offset by a lower fiscal 1997 effective tax rate.

         Net Loss. The third quarter net loss increased $.2 million from a loss of $3.7 million in fiscal 1996 to $3.9 in fiscal 1997. The change was predominantly due to increases in operating income from the Jewelry and Fine Paper product lines and the fiscal 1996 restructuring charge, partially offset by losses related to Delmar, all as discussed above.


         For the nine months ended March 29, 1997 and March 30, 1996.

         General. Net sales rose 15.4% to $173.2 million in fiscal 1997 from $150.1 million in fiscal 1996. Operating losses were $2.1 million in fiscal 1997 compared to $5.4 million in fiscal 1996. Net losses were $11.0 million in fiscal 1997 compared to a net loss before the extraordinary item of $11.4 million in fiscal 1996. Net losses after the extraordinary item decreased to $11.0 million in fiscal 1997 from $17.3 million in fiscal 1996.

         Net Sales. Net sales increased $23.1 million or 15.4% to $173.2 million in fiscal 1997 from $150.1 million in fiscal 1996 due primarily to sales from Delmar of $12.1 million (Delmar was acquired as of April 29, 1996), earlier shipments in the Fine Paper product line and increases in the Jewelry product line, which experienced an increase in ring units shipped of 6.6%.

         Cost Of Sales. Cost of sales increased $16.0 million or 20.9% to $92.6 million in fiscal 1997 from $76.6 million in fiscal 1996, primarily as a function of increased sales and costs associated with Delmar. Cost of sales as a percentage of sales increased to 53.5% in fiscal 1997 from 51.0% in fiscal 1996, primarily because of higher manufacturing costs at Delmar. In addition, expenses in fiscal 1996 were reduced due to a reduction in worker's compensation expense.

         Selling, General And Administrative Expenses. Selling, general and administrative expense increased $7.7 million or 12.2% to $70.8 million in fiscal 1997 from $63.1 million in fiscal 1996. The increase was primarily attributable to increases in the Company's commission expense resulting from increased net sales in fiscal 1997, coupled with increases in selling, general and administrative expense related to Delmar. Selling, general and administrative expense as a percentage of sales decreased to 40.9% in fiscal 1997, from 42.0% in fiscal 1996. There are no commissions associated with Delmar's photography dealer sales, which contributed to the decline in this relationship. Further, the fiscal 1996 restructuring program at one of the Scholastic plants has reduced general and administrative expenses by .9% in fiscal 1997 in comparison with the prior year.

         Restructuring Charge. The Company incurred a restructuring charge of $2.1 million in the third quarter of fiscal 1996 resulting from a one time voluntary early retirement program completed in one Scholastic plant location. The program was offered to management and supervisory employees, of whom 17 elected to participate in the program.

         ESOP Compensation. ESOP compensation decreased $1.8 million to $11.8 million in fiscal 1997 from $13.6 million in fiscal 1996. The August 22, 1995 recapitalization resulted in a significant increase in the number of shares to be allocated to employee accounts effective each December 31 from 1995 through 2009. The shares allocated effective December 31, 1995 related to service rendered by employees during calendar 1995. ESOP compensation expense for the nine months ended March 30, 1996 includes $4.0 million relating to employee service rendered in fiscal 1995 and $9.5 million relating to employee service rendered in fiscal 1996. The increase in the current year service expense over the comparable prior year amount results primarily from an increase in the market value of the shares committed to be released.

         Loss from Operations. Operating losses were $2.1 million in fiscal 1997 compared to $5.4 million in fiscal 1996. The decrease was predominantly due to increases in the operating income from the Jewelry and Fine Paper product lines, coupled with a decrease in ESOP compensation expense and the fiscal 1996 restructuring charge, partially offset by losses related to Delmar, all as discussed above.

         Net Interest. Net interest expense increased $2.0 million to $15.0 million in the first nine months of fiscal 1997 from $13.0 million in the corresponding nine months of fiscal 1996, due to a full nine months in fiscal 1997 of increased debt associated with the recapitalization.

         Income Tax Benefit. The income tax benefit decreased to $6.1 million in fiscal 1997 compared to $7.0 million in fiscal 1996 due to a decrease in the loss before income taxes and the extraordinary item, coupled with a lower fiscal 1997 effective tax rate.

         Extraordinary Item. In fiscal 1996 the Company incurred a prepayment fee of $5.9 million, net of the applicable tax benefit, on the retirement of the Senior ESOP Notes.

         Net Loss. Net losses decreased $6.2 million to a loss of $11.0 million in fiscal 1997 from a loss of $17.3 million in fiscal 1996. The decreased loss was primarily attributable to increased profitability in the Jewelry and Fine Paper product lines, coupled with a decrease in ESOP compensation expense, the fiscal 1996 restructuring charge and extraordinary item. The preceding positive changes to profitability are partially offset by seasonal losses related to Delmar, increased interest expense due to the recapitalization debt being outstanding for a longer period, and the virtual elimination of interest income in the current year, all as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's business is highly seasonal. Historically the first nine months requires the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the spring shipments of graduation related products; the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year and the receipt of customer deposits for products that ship in the spring.

         Beginning in the first quarter of fiscal 1996, the August 22, 1995 recapitalization significantly changed the Company's financial condition, adding substantial indebtedness and resulting in a deficit shareholders' equity position. The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at March 29, 1997, of $27.1 million of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Capital expenditures were $4.6 million and $3.8 million in the first nine months of fiscal 1997 and 1996, respectively. The increase over the prior year is attributable to increased expenditures for equipment in the Photography and Yearbook product lines.

         A 25(cent) per share dividend was paid during fiscal 1997, totaling $2.4 million, which was less than the 35(cent) per share dividend paid in the fiscal 1996. Substantially all of this dividend was paid to the ESOP trust, which used the funds to make payments on the loan from the Company. In addition to normal distributions, approximately 22,000 shares are expected to be put back to the Company in fiscal 1997, to liquidate the accounts of inactive participants with small balances as provided by the ESOP plan.

         Income taxes accrued are a negative $6.4 million at March 29, 1997 compared to $3.2 million at June 29, 1996 and a negative $10.8 million at March 30, 1996. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this year. The decreased tax benefit at the end of the third quarter compared to the prior year third quarter end is the result of the lower pre-tax loss in this fiscal year compared to the combined pre-tax loss and pre-tax extraordinary item in the prior fiscal year.

         For the nine months ended March 29, 1997, cash and cash equivalents declined $6.9 million to $1.7 million as compared to a decrease of $73.6 million to $1.0 million for the nine months ended March 30, 1996. The substantially greater decline in the first nine months of 1996 was primarily the result of funding the ESOP trust's purchase of substantially all remaining outstanding shares of the Company's stock in the first quarter of fiscal 1996.

         Cash used in operating activities was $.8 million in the nine months ended March 29, 1997, compared to $8.1 million in the nine months ended March 30, 1996, as described below.

         Net losses were $11.0 million in the nine months of fiscal 1997 compared to $17.3 million in fiscal 1996. This was primarily attributable to increases in the Jewelry, Fine Papers and Education product lines, coupled with a decrease in ESOP compensation expense, the fiscal 1996 restructuring charge and extraordinary item, partially offset by increased seasonal losses related to Delmar, increased interest expense due to the recapitalization debt being outstanding for a longer period, and the virtual elimination of interest income in the current year.

         Accounts receivable decreased $1.9 million in the first nine months of fiscal 1997 compared to a decline of $10.0 million in fiscal 1996. The reduction in the decline was primarily the result of increased third quarter sales and the timing of receipts from customers, which is expected to be comparable by year end.

         Inventories increased $18.7 million in the first nine months of fiscal 1997 compared to an increase of $16.8 million in fiscal 1996. The larger increase was attributable to increased inventory related to the Delmar activity.

         Customer deposits decreased $30.3 million in the first nine months of fiscal 1997 compared to a decline of $30.4 million in fiscal 1996. The 1997 decline was attributable to increased Fine Paper product line sales in the first nine months of fiscal 1997, mostly offset by increases in customer deposits in the Delmar product lines.

         Income taxes accrued decreased $9.6 million in the first nine months of fiscal 1997 compared to a decline of $21.3 million in fiscal 1996. The decline was primarily attributable to the decreased pre-tax loss of the Company in the first nine months of fiscal 1997 compared to the combined pre-tax loss and pre-tax extraordinary item in fiscal 1996. Additionally, the payment of the previous year tax liability in fiscal 1997 was lower than the payment made in fiscal 1996 related to the 1995 tax liability.

         Net cash used by investing activities was $4.6 million for the nine months ended March 29, 1997 compared to $2.9 million provided in the nine months ended March 30, 1996. The primary reason for the decrease was the sale of $6.2 million of marketable securities in fiscal 1996.

         Net cash used in financing activities was $1.5 million in the nine months ended March 29, 1997 compared to $68.3 million used in the nine months ended March 30, 1996. The decrease was attributable to the fiscal 1996 purchase of substantially all the remaining shares of Herff Jones stock by the ESOP trust for $188.3 million, partially offset by the related net increase in borrowings of $128.6 million. In addition, there were higher seasonal borrowings under the revolver in fiscal 1997 of $12.1 million, partially offset by payments on long-term debt of $13.1 million.

         Deferred Compensation at March 29, 1997 decreased to $210.6 million from $223.0 million at June 29, 1996 and $227.1 million at March 30, 1996. The decrease is the result of recording ESOP shares committed to be released.

                           PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit Index appears on page E-1.



(b)  Reports on Form 8-K;

No reports on Form 8-K were filed during the quarter for which the report is filed.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    HERFF JONES, INC.
                                                      (Registrant)






                                                   By:   /s/ Lawrence F. Fehr
                                                         Lawrence F. Fehr
                                                         Vice President and
                                                         Chief Financial Officer



May 9, 1997

                                  EXHIBIT INDEX

Exhibit No.                       Description                          Page


     10.1               Amendement No. 3 to the Rhode Island
                        Hospital Trust Consignment Agreement.         17-18

     27                 Financial Data Schedule                          19