Form 10-K
period 1997-06-28
JONES HERFF INC
filed 1997-09-25
CIK 1000371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended    June 28, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

         Commission file number                 33-96680


                                HERFF JONES, INC.
             (Exact name of registrant as specified in its charter)

                 INDIANA                                 35-1637714
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)



  4501 West 62nd Street, Indianapolis, Indiana                46268
  (Address of principal executive offices)                  (Zip Code)


               Registrant's telephone number, including area code
                                 (317) 297-3740

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X) (Not Applicable)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $80,000*.
* Value based on most recent annual independent valuation.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 9,567,500 as of September 19, 1997.

There are no documents incorporated by reference herein.

                                     PART I

Item 1.  Business
         Herff Jones, Inc. (the "Company", "Herff Jones", or the "Registrant") is an Indiana corporation, incorporated in 1985 but founded in 1920. Herff Jones is essentially in one line of business, the manufacture and sale of recognition, education, achievement and motivation products for the scholastic and commercial markets, including instructional materials and programs for the classroom, and photographic services. Products include high school and college rings, medals, pins, awards, diplomas, graduation announcements and accessory items, yearbooks, caps and gowns, senior portraits, underclass school pictures and photography finishing for the professional photographer, classroom instructional materials including maps, globes, anatomical models and multi-media teaching programs, and similar jewelry and award items for the commercial market.

         The Company was publicly traded from 1945 until 1973, when the Company was acquired by Carnation Company ("Carnation"). The Company operated as a division of Carnation until July 1985 when Carnation sold Herff Jones' assets to senior management in a leveraged buyout transaction. In November 1989, the Herff Jones, Inc. Employee Stock Ownership Plan (the "ESOP") purchased just over 30% of the common stock of the Company from shareholders. Pursuant to a plan of recapitalization adopted by the Company's Board of Directors in May 1995, effective as of August 22, 1995, (a) the Company's outstanding shares in three classes of common stock were converted to a single class of Common Stock on a share-for-share basis, (b) the ESOP purchased substantially all of the shares of Common Stock so converted held by shareholders other than the ESOP, (c) to fund its purchase of Common Stock, the ESOP borrowed approximately $188.3 million from the Company (the "ESOP Loan") and (d) the Company used the proceeds of the offering of the 11% Senior Subordinated Notes ("Subordinated Notes"), along with borrowings under a bank credit facility and internally generated cash from operations, to fund the ESOP Loan and to prepay its 8.05% Senior ESOP Notes. The foregoing transactions are sometimes referred to herein as the "ESOP Transactions".

         On April 29, 1996 Herff Jones, Inc. closed an agreement to purchase certain assets of the Delmar Companies Division ("Delmar") of Continental Graphics Corporation. The assets acquired consist of notes, accounts receivable, inventories, property, plant & equipment, and prepaid expenses. The purchase price was determined based upon the book value of inventories, property, plant & equipment, and prepaid expenses plus a premium over book value of $3.257 million combined with accounts and notes receivable at 85% of net book value The total purchase price was approximately $15.3 million in cash plus the assumption of certain operating liabilities. The purchase was funded from Herff Jones' existing revolving credit facility. Delmar operates a yearbook printing plant and a school photography processing facility at a single site in Charlotte, North Carolina. Herff Jones intends to continue to use the assets purchased to manufacture and sell yearbooks and process school photography products.

         Product Lines
         While the Company is engaged essentially in one line of business, it principally has five product lines based upon manufacturing, marketing and sales control criteria.

         Scholastic Product Line: The Scholastic product line is the Company's largest, accounting for approximately 34%, 35% and 36% of sales in fiscal 1997, 1996 and 1995 respectively. It consists of the manufacturing and marketing of class rings and special recognition medals and awards (collectively referred to as "Jewelry"), as well as diplomas, graduation announcements and related accessories (collectively referred to as "Fine Paper"). Historically, approximately 75% of sales of Scholastic products are made to the high school market, with the remaining 25% made to the college and commercial markets. The Scholastic product line has achieved modest growth in recent years, principally as a result of increased prices.

         The large majority of Jewelry sales consists of class rings. The Company offers a complete line of rings, with a wide choice of styles, metals, stones and customization options. Over the past three fiscal years, karat-quality gold rings accounted for approximately two-thirds of the Company's class ring unit volume. Other non-precious metal choices, which provide the customer with lower cost alternatives, made up the remaining class ring unit volume. During fiscal 1997, the Company sold class rings through approximately 2,500 high schools and approximately 1,800 universities and colleges throughout the United States.

         The class ring business is highly seasonal. Over 40% of the Company's unit sales are made in the fall season, as students place orders at the beginning of the school year for delivery prior to the holiday season. A second order cycle, which accounts for approximately 50% of sales, allows students to order rings in the winter months for delivery prior to graduation. The remaining sales are from orders placed in the spring for delivery at the beginning of the following school year.

         Fine Paper includes a wide array of custom-designed diplomas, graduation announcements, name cards and fine paper accessory items. Sales of these products are also highly seasonal, with peak production between November and May. To help smooth the seasonal production curve, the Company offers discounts for early orders and partially manufactures the following year's products during the summer and fall months. All orders must be accompanied by a non-refundable deposit, often for the full amount of the purchase. The Company sells Fine Paper products to several thousand high schools and colleges.

         The Company's Scholastic product line is sold through a network of approximately 270 (in fiscal 1997) independent sales representatives. These sales representatives solicit school administrators or student advisors for approval as the school's authorized Scholastic product line supplier. The sales representative then markets the Company's Scholastic products directly to the students, although some Scholastic products, such as awards, medals and diplomas, are sold directly to the school or school district. Sales representatives earn commissions equal to any premium paid over the Company's list price of the Scholastic products.

         The June 28, 1997 backlog of Scholastic product line sales related to fiscal 1998 is approximately $21.1 million compared to a backlog of $15.7 million at June 29, 1996 related to fiscal 1997.

         Cap & Gown Product Line: The Cap & Gown product line accounted for approximately 12% of consolidated sales in fiscal 1997 and 13% for each of the previous two fiscal years. The Cap & Gown product line consists of the design, manufacture and marketing of fine quality caps and gowns and encompasses four principal areas: rental caps and gowns, single-use disposable caps and gowns for sale, accessory sales (which include cap tassels and honor stoles which are worn over robes) and apparel sales (which include choir robes, judicial robes and academic regalia). The Company markets these products under the trade name "Collegiate Cap & Gown" (R), which the Company believes is well-recognized among high schools and colleges nationwide.

         During each of the past two fiscal years, the Company sold or rented Cap & Gown products to students at approximately 11,800 high schools and colleges and 4,400 middle schools and pre-schools. Cap & Gown customers consist predominantly of schools, but also include church choirs, judges and college faculty members. High school and college sales or rentals are generally made through school administrators who have authority to select the school's graduation cap and gown supplier. This business is divided approximately equally between rentals and sales and accounted for approximately 64% of total Cap & Gown product line sales in fiscal 1997.

         The Company's Scholastic product line sales representatives market Cap & Gown products to high schools and colleges. In addition, Cap and Gown has approximately 20 sales representatives who sell exclusively caps and gowns and apparel products, including student and faculty caps and gowns, school and church choir robes, and judicial robes, and approximately 75 sales representatives who sell church apparel on a part-time basis. Sales representatives earn commissions generally based on a prescribed percentage of the sales price or rental fee of the Cap & Gown products.

         Sales of Cap & Gown products are highly seasonal with most revenue recognition occurring in May and June, when the majority of graduations take place. Nevertheless, the Company attempts to keep production levels even throughout the year.

         In September 1994, the Company consolidated into a new plant the production, warehousing and shipping of disposable caps and gowns previously handled in part in four other facilities. Management believes that the consolidation of disposable cap and gown production into the new plant has allowed for production efficiencies and cost savings which have enabled the Company to increase profit margins earned on the Cap & Gown product line.

         Yearbook   Product  Line:  The  Yearbook  product  line  accounted  for approximately 32% of consolidated sales in fiscal 1997 and fiscal 1996 and 29% in fiscal 1995.

         Each school's yearbook is a unique product every year. The Company's average yearbook contract, which is typically signed for the school by an administrator, covers approximately 500 yearbooks. In fiscal 1997, the Company produced approximately 3.3 million yearbooks. The June 28, 1997 backlog of Yearbook product line sales related to fiscal 1998 is approximately $72.1 million compared to a backlog of $73.6 million at June 29, 1996 related to fiscal 1997.

         After soliciting the order from a school administrator, typically the yearbook student advisor, the independent sales representative will aid the students in designing and laying out the yearbook, often meeting periodically with a particular school's yearbook committee. In addition, the sales representative provides each yearbook committee with Company software to aid them in putting together the yearbook.

         Yearbook shipments are made in two periods. During the past several years, approximately three fourths of yearbooks have been delivered in the late spring in time for graduation. Such yearbooks typically cover activities for the first half of the school year. The remainder of yearbooks have been delivered in the fall, which generally include activities for the entire school year.

         Yearbooks are sold approximately 12 to 18 months prior to delivery. As such, yearbook orders collected in January to May are for yearbook deliveries to be made the following May and June. The Company's Yearbook product line is sold through a network of approximately 250 (in fiscal 1997) independent sales representatives, most of whom only sell yearbooks and not other Company products. The sales representatives earn commissions based on the Company's list price of the yearbook plus any premium paid over the list price.

         The Company has sold yearbooks to approximately 6,500 schools in fiscal 1997, of which approximately 88% are high schools and junior high schools. The remaining 12% are predominantly colleges. The Company also sells and produces yearbooks in Canada. Canadian sales accounted for approximately 4%, 5% and 6% of fiscal 1997, 1996 and 1995 Yearbook product line sales, respectively.

         As part of the Delmar acquisition, the Company acquired a yearbook manufacturing facility in Charlotte, North Carolina, as well as the related customer base. Fiscal 1996 included two months activity for the acquisition and fiscal 1997 a full years' activity.

         Photography Product Line: The Photography product line accounted for approximately 15% of consolidated sales in fiscal 1997 and 12% in each of fiscal 1996 and fiscal 1995. Photography products and services are divided into three segments. First, individual pictures for students in Kindergarten through 11th grade ("school portraits") accounted for approximately 73% of fiscal 1997 Photography sales; second, processing of senior portraits and other professional photography processing services accounted for approximately 20% of fiscal 1997 Photography sales; and third, sales of equipment and supplies to professional photographers accounted for the remainder.

         The Company is generally engaged to provide student photo services for a school by the principal, administrator and/or local parent - teacher organization. Once accepted by the school, the Company provides students with marketing materials and order forms for them to take home to their families. This material enables parents to purchase school portraits of their child. The Company takes school portraits at the school during scheduled days. The portrait business is seasonal, with the majority of portraits taken and delivered between August and December.

         Part of the recent acquisition of Delmar was a photographic processing lab in Charlotte, North Carolina. Included in fiscal 1996 results were two months activity for the acquisition and fiscal 1997 a full years' activity.

         The Company employs 44 sales representatives (in fiscal 1997) to market its Photography products. These salespersons are employees of the Company, rather than independent sales representatives, and they are compensated with a salary, with the potential to earn bonuses.

         As mentioned above, a significant portion of the Company's Photography revenue is generated from the processing of senior portraits and other professional photography processing services, such as processing wedding pictures. Many senior portraits are taken by local professional photographers. Most local professional photographers do not develop their own film but rather send it to photographic labs such as the Company's for processing. The equipment sales area of the Photography product line is an offshoot of the Company providing equipment and supplies to professional photographers. Although it represents only a small portion of Photography revenues, the Company believes it gains loyalty from its professional photographer customers because of their ability to acquire photography equipment and supplies through the Company.


         Education Product Line: The Company's Education product line differs from its other product lines in two particular ways. First, the end buyers of the products are not students but schools and school districts. Second, the Education product line is not characterized by the degree of seasonality present in the other product lines. The Education product line accounted for 8% of fiscal 1997 and fiscal 1996 sales and 10% of sales in fiscal 1995.

         In 1973, the Company entered the multimedia educational products market through the acquisition of A.J. Nystrom Company, a manufacturer of globes, maps and other educational products originally founded in 1903. The "Nystrom" (TM) name is a premier name in the market that the Company believes is associated with quality by schools and school districts nationwide. The Education product line consists of maps, globes, atlases, social studies instructional programs, science instructional programs and other educational products. The primary market for the Education product line is schools teaching Kindergarten through 8th grade.

         The Company employs 107 sales representatives (in fiscal 1997) to market its Education products. The majority of the sales representatives are employees of the Company and are compensated with a salary and bonus.

         The market for Education products is not affected as much by the seasonality of graduations and is driven more by the demand for higher quality education than by population shifts. The science-based electronic multimedia programs introduced by the Company in fiscal 1994 have been discontinued and contributed significantly to the fiscal 1996 sales decline. The Company is developing new electronic multimedia educational programs in-house in the social studies area. The Company believes social studies is the area where the "Nystrom" (TM) name carries the greatest benefit given the familiarity of many schools and teachers with "Nystrom" (TM) maps and globes.

Competition and Industry Information

         The scholastic products market in which the Company operates is highly competitive. The Company seeks to compete on the basis of pricing, service, product quality, product development and marketing. While each of its product lines faces several strong competitors, Herff Jones' principal competitor across the full breadth of its product lines is Jostens, Inc. The following table sets forth the Company's principal competitors.

         Product Line           Competitors (Parent)

         Scholastic:
              Jewelry      Commemorative Brands, Inc.; Jostens, Inc.
              Fine Paper   Commemorative Brands, Inc.; Jostens, Inc.
         Yearbook          Jostens, Inc.;  Lifetouch, Inc.; Taylor Publishing
                           Company (Insilco Corporation); Walsworth Publishing
                           Company, Inc.
         Cap & Gown        E. R. Moore Company; Jostens, Inc.
         Photography       Jostens, Inc.; Lifetouch, Inc.
         Education         George F. Cram Company Incorporated; Rand-McNally
                           & Company


         The scholastic, or "schoolhouse," market for recognition, education, achievement and motivation products is a well-defined niche market characterized by relatively stable demand and a distinctive distribution network of primarily independent sales representatives.

         Demand for class rings, yearbooks, graduation apparel and the Company's other product lines is affected significantly by the population of high school and college students. According to U. S. Department of Education statistics, the number of high school students declined significantly from 1980 to 1994. However, 1993 saw an increase in the number of high school graduates for the first time since the 1970s (with the exception of two small increases in 1987 and 1988). According to U.S. Department of Education estimates, there were approximately 2.56 million U.S. high school graduates in 1995. The U.S. Department of Education forecasts the number of high school graduates will reach 3.02 million by 2006.

         The scholastic industry is characterized by a unique distribution method. Most recognition, achievement, motivation and education products gain access to the schoolhouse through administrators or student representatives who are involved in the selection process of the authorized supplier for their school. Suppliers contact these administrators through their sales forces. These sales forces are generally comprised of independent sales representatives. Sales representatives must be well-trained and highly motivated. Successful companies in the scholastic market have developed their sales organizations over an extended period of time and devote considerable resources to maintaining and improving the quality of their sales forces. After gaining access to a school, a sales representative must be able to provide a high level of service to complete the sale. In addition, the products must be of high quality and delivered in a timely manner in order to keep the school's business the following year. As a result, continuous sales coverage is important and a sales representative's relationship at a school, once established, is an important competitive factor. A good relationship between the sales representative and school administrator helps ensure repeat sales from year to year. Historically, approximately 90% of the Company's customers across its major product lines (i.e., Scholastic, Yearbook and Cap & Gown) have renewed their orders from the prior year. This feature of the Company's business, and of the scholastic industry as a whole, contributes to the relative stability of the Company's sales, as does the traditional nature of its products, such as class rings and caps and gowns.

         The stable nature of the scholastic industry makes increasing market share difficult. Acquisition opportunities have been limited in recent years, although the Company was able to acquire the Delmar Companies in fiscal 1996 and will continue to consider favorable acquisition opportunities as they arise, to the extent it may do so in accordance with the terms of its agreements governing its indebtedness. Other than growing market share via consolidation within the industry, increases or decreases of a company's market share tend to occur gradually over time through the addition or loss of individual schools or individual sales representatives.

Sales Network

         The Company solicits orders for its products through a network of approximately 700 primarily independent sales representatives. Generally, each product line has an autonomous sales organization (except that Cap & Gown products are marketed in schools through certain Scholastic product line sales representatives) and, with the exception of Education and Photography, sales representatives are independent contractors. In general, a sales representative will promote and sell products of a single product line because training requirements, marketing techniques and sales skills vary widely between product lines. Sales representatives are assigned a geographic territory and their performance is monitored by area and regional sales managers, as well as a national sales manager. Generally the Company's sales representatives promote and sell Herff Jones products exclusively.

         Consistent with industry practice, Scholastic and Yearbook sales representatives are issued draws in advance of commissions earned which results in an increase in working capital until such time as commissions earned exceed advances paid, which usually occurs during the fourth fiscal quarter. After commissions earned exceed advances, the procedure results in a reduction in working capital until settlements are made with the sales representatives in August of each year. In addition, Scholastic sales representatives are invoiced for product ordered by students at schools they service. The invoice terms are net 10 days; however, the sales representatives are allowed sufficient time to make delivery of the product in the schools and forward the payment to the Company. This process can extend payment up to 60-90 days from invoice date and this tends to increase working capital requirements. Furthermore, on most Yearbook orders, the Company receives deposits equal to approximately 85% of the contract amount prior to shipment. This has a positive impact on the Company's working capital requirements.

Raw Materials

         The Company's manufacturing and warehousing activities are conducted at 18 facilities located throughout the United States and Canada, all of which are owned by the Company. Each facility is devoted to a single product line, except for the Logan, Utah plant which produces yearbooks and provides photography processing services. See Item 2. - "Properties."

         Each of the Company's product lines (except for Education) operates in a niche market generally characterized by products with a high level of customization, short production runs and pronounced seasonality. The Education product line experiences longer production runs and less seasonality than the Company's other product lines. Manufacturing space is configured and production is scheduled to respond to the unique demands of each product line's market.

         The Company has several sources of supply for all of its raw materials, which generally are not susceptible to spoilage or obsolescence. Hazardous waste products have not been a significant problem for the Company historically. The Company currently believes its facilities are in substantial compliance with applicable regulations regarding the handling and disposal of hazardous materials.

         The Company requires significant amounts of gold for the manufacture of jewelry and minimizes its exposure to fluctuations in the price of gold in two ways. First, it resets its ring prices every two weeks to reflect the current price of gold. Second, it finances its gold inventory requirements through arrangements with two suppliers whereby it leases certain gold inventories not yet committed to manufacture. These consignment arrangements are with Gerald Metals, Inc. and Rhode Island Hospital Trust National Bank (collectively, the "Gold Suppliers"). Pursuant to the agreements with the Gold Suppliers (each of which continues in effect indefinitely until terminated by either party upon thirty days written notice), the Company pays the Gold Suppliers a monthly lease fee equal to approximately 3.0% to 3.5% per annum of the market value of its average leased gold inventory. The
         Company purchases the gold only after it is committed to the manufacture of a ring. As part of the arrangement, the suppliers hold a security interest in, and lien upon, gold inventory owned by the Company and the Company is responsible for insuring the gold inventory against loss or damage. The Company believes this financing arrangement is on favorable terms and enables the Company to effectively hedge
         against   fluctuations   in  the  spot   price  of  gold.   See   "Note
         13--Commitments and Contingencies" to the Company's audited consolidated financial statements appearing elsewhere herein.

         The Company seasonally employs up to approximately 4,000 people, including approximately 3,500 hourly employees. Many of the Company's hourly employees perform tasks which require a high degree of skill and training. The Company believes these employees represent an important resource. Approximately 200 employees at three facilities are employed pursuant to collective bargaining agreements. All other hourly employees are not members of unions. The Company believes its relations with its employees are good.

         The Company hires part-time and seasonal employees during periods of peak seasonal demand for each of its product lines. Historically, the Company has not encountered any major difficulty attracting such employees . During peak seasons (which do not all occur simultaneously), the number of hourly employees employed on all product lines is approximately 4,500, compared with an annual average of approximately 3,100.

Item 2.  Properties

         The Company's properties are set forth below. Except for the Company's headquarters, all properties are manufacturing facilities and are owned by the Company. All properties are pledged as collateral on the Company's senior credit facility. The Company believes that all of its properties are maintained in good condition.


              Location                                         Approximate Size
                                                                (Square feet)
Scholastic
     Jewelry
         Indianapolis, Indiana                                       67,200
         Providence, Rhode Island                                    47,000
     Fine Paper
         Indianapolis, Indiana                                       62,100
         Scranton, Pennsylvania                                      50,000
         Iola, Kansas                                                60,000
Yearbook
         Montgomery, Alabama                                        120,000
         Logan, Utah                                                 66,000
         Gettysburg, Pennsylvania                                    67,000
         Marceline, Missouri                                         27,700
         Mission, Kansas                                             92,700
         Charlotte, North Carolina                                  129,800
         Winnipeg, Manitoba                                          26,700
Cap & Gown
         Champaign, Illinois                                        333,300
         Arcola, Illinois                                           100,000
Photography
         Lewiston, Minnesota (1)                                     79,000
         Burnsville, Minnesota                                       24,000
         Charlotte, North Carolina                                   89,500
Education
         Chicago, Illinois                                           97,000
Headquarters
         Indianapolis, Indiana-Exec. Building                        20,400
         Indianapolis, Indiana-Admin. Building                       22,300


(1)  Includes three separate buildings; two for manufacturing and one warehouse.

Item 3.  Legal Proceedings

         Herff Jones is involved in lawsuits and environmental proceedings that periodically arise from the normal course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters There is no established public trading market for the Company's shares of Common Stock. The Company's shares of common stock are held of record by five persons, the Company's ESOP trust, which holds 9,566,849 shares, and four individuals, who collectively hold 2,455 shares.

         Dividends have been declared during the last two fiscal years equally on all classes of common shares as follows:

                    April, 1997                           $2.4 million
                    October, 1996                         $2.4 million
                    April, 1996                           $3.4 million
                    July, 1995                            $3.4 million

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below for a discussion of credit agreement restrictions on the Company's payment of dividends.

As discussed, in the Notes to Consolidated Financial Statements, dividends paid to the ESOP Trust are treated as a non-cash item.

Item 6.  Selected Financial Data

                                HERFF JONES, INC.
                         FIVE YEAR FINANCIAL HIGHLIGHTS
           (Amounts in Thousands of Dollars Except for Per Share Data)

-------------------------------------------------------------------------------------------------
                               1993           1994           1995           1996           1997
                             --------       --------       --------       --------       --------
Operating Results
Net Sales                    $245,799       $255,233       $264,309       $282,941       $309,488
Operating Profit               32,217         36,145         37,999         30,791         37,093
ESOP Compensation               3,222          3,025          5,556         16,665         15,357
Depreciation &
Amortization                    5,190          4,835          5,480          5,802          7,465
Interest Expense                6,661          6,367          6,263         19,482         20,031
Net income before
extraordinary item and
cumulative effect of
change in accounting
principle                      16,735         19,214         21,714          7,842         10,785
Net Income                     16,735         19,214         15,474          1,958         10,785
Earnings Per Share
before extraordinary
item and cumulative
effect of change in
accounting principle (1)       $13.53         $15.54         $17.56          $5.16          $5.19
Earnings Per Share  (1)        $13.53         $15.54         $12.51          $1.29          $5.19
-------------------------------------------------------------------------------------------------
Financial Position
Current Assets               $129,067       $149,602       $170,092       $107,659       $110,437
Cash & Marketable
Securities                     46,914         63,121         80,757          8,680          5,843
Current Liabilities            61,806         64,614         65,190         86,743         81,895
Working Capital                67,261         84,988        104,902         20,916         28,542
Current Ratio                    2.09           2.32           2.61           1.24           1.35
Total Assets                  164,120        188,235        209,640        162,303        164,041
Long-Term Debt  (2)            78,395         81,876         77,426        195,889        165,356
-------------------------------------------------------------------------------------------------

Per Share Valuation (3)        $28.65         $31.00         $21.25 (4)     $26.30         $32.50

1 See Note 7 "Common Stock" regarding calculation of the weighted average number of common shares outstanding

2    Includes both the current and long-term components

3 Based on annual independent valuation done for the ESOP as of the end of each respective fiscal year

4    Value determined after August, 1995 recapitalization

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         Sales to the scholastic market tend to be highly seasonal. For example, orders for the Company's class rings are high in the fall with a view to delivery to students before the year-end holiday season. On the other hand, sales of the Company's fine paper products, yearbooks and caps and gowns are predominantly made in the spring months for delivery by graduation (i.e., May and June). Although the Company receives advance deposits for many products, it recognizes revenue only upon delivery of its products. Therefore, the Company's revenues tend to be higher toward the end of the calendar year and toward the end of the school year in late spring (the Company's second and fourth fiscal quarters). Selling expenses tend to represent a relatively high percentage of the Company's net sales because most of the Company's products are marketed locally through the efforts of independent sales representatives at individual schools and because of the highly customized nature of many of the Company's products.

         Demand for a majority of the Company's product lines is greatly affected by the population of high school and college students. The number of high school graduates, which declined significantly from 1980 to 1992, increased in 1993 for the first time since the 1970s (with the exception of two small increases in 1987 and 1988). According to U.S. Department of Education estimates, there were approximately 2.51 and 2.56 million U.S. high school graduates in 1994 and 1995 respectively. The U.S. Department of Education forecasts the number of high school graduates will reach 3.02 million by 2006.

ESOP Accounting Issues

         General

         The Company established the ESOP in 1989. Prior to the ESOP Transactions, the ESOP held approximately 30% of the Company's outstanding shares of Common Stock, which it acquired with the proceeds of an initial loan in the amount of $89 million (the "Initial Loan"). In the ESOP Transactions, the Company loaned an additional $188.3 million to the ESOP to enable it to acquire substantially all of the remaining outstanding shares of Common Stock from existing shareholders (other than the ESOP) of the Company. Company shareholders tendered substantially all of their shares of Common Stock to the ESOP in the ESOP Transactions and thus, the ESOP now owns substantially all of the outstanding shares of Common Stock. This loan, combined with the Initial Loan, which was refinanced, resulted in a total new ESOP loan balance of approximately $258.1 million (the "ESOP Loan"), due over a period of 15 years and bearing interest at 9% per annum.

         Management believes that the increased ownership of the Common Stock by the ESOP will improve the Company's cash flow by reducing the Company's federal tax liability. As with the Initial Loan, the ESOP will repay the ESOP Loan using funds received from the Company in the form of ESOP contributions and dividends. Such ESOP contributions and dividends are expected to be tax deductible to the Company as compensation expense within the applicable limitations of the Code. The Code limitations on deductibility of such contributions and dividends are effectively tied to the extent such payments are used to pay principal of the ESOP Loan. The ESOP is expected to repay the $258.1 million ESOP Loan to the Company with level payments of principal and interest of approximately $32.0 million per year. The principal portion of these payments in the first full calendar year was approximately $9.0 million with approximately $23.0 million in interest. In the last full calendar year of the loan, the principal portion of ESOP Loan payments will amount to approximately $28.4 million with $3.3 million in interest. Thus, the proportion of the annual payments allocated to principal (and deductible by the Company for federal income tax purposes) will gradually increase over the 15-year term of the ESOP Loan. The tax deductibility of the $258.1 million in principal amount of the ESOP Loan over its 15-year term is expected by management to have a significant positive effect on the Company's cash flow. If current Code provisions allowing such deductibility were curtailed or repealed, the Company's cash flow and its ability to make scheduled payments on its indebtedness could be materially adversely affected.

Fiscal Year 1997 Compared to Fiscal Year 1996

General. Net sales rose 9.4% to $309.5 million in fiscal 1997 from $282.9 million in fiscal 1996. Operating profit rose 20.5% to $37.1 million in fiscal 1997 from $30.8 million in fiscal 1996. Net income increased $8.8 million to $10.8 million in fiscal 1997 from $2.0 million in fiscal 1996. Earnings per share of common stock increased to $5.19 in fiscal 1997 from $1.29 in fiscal 1996.

Net Sales. Net sales increased $26.6 million, or 9.4%, to $309.5 million in fiscal 1997 from $282.9 million in fiscal 1996, due primarily to increased sales at Delmar of $13.1 million reflecting a full years activity in fiscal 1997 compared to only two months activity in fiscal 1996. All product lines had increases which were due largely to modest price increases as unit volume remained fairly constant across most product lines, except for increases in Jewelry and Education.

Cost of Sales. Cost of sales increased $14.8 million, or 10.9%, to $150.4 million in fiscal 1997 from $135.6 million in fiscal 1996, primarily as a function of increased sales, coupled with a one-time charge to increase the reserve for returned product. Cost of sales as a percentage of net sales increased slightly to 48.6% in fiscal 1997 from 47.9 % in fiscal 1996. This increase was due principally to higher costs related to Delmar activity and the one-time charge to increase the reserve for returned product, partially offset by improved operating performance in the Jewelry, Cap & Gown and Yearbook product lines.

Selling and Administrative Expense. Selling and administrative expense increased $9.0 million, or 9.2%, to $106.7 million in fiscal 1997 from $97.7 million in fiscal 1996. This increase was predominantly due to the increase in the Company's commission expense resulting from increased net sales in fiscal 1997, coupled with a full year of expenses for Delmar and normal cost increases. However, despite the dollar increase in selling and administrative expense during fiscal 1997, selling and administrative expense remained at 34.5% of net sales.

ESOP Compensation. ESOP compensation decreased $1.3 million, or 7.8%, to $15.4 million in fiscal 1997 from $16.7 million in fiscal 1996 due the elimination of a $4.0 million charge in fiscal 1996 for employee service in the prior year, partially offset by the effect of an increase in the per share valuation.

Restructuring Charge. The Company incurred a restructuring charge of $2.1 million in the third quarter of fiscal 1996 resulting from a one time voluntary early retirement program completed in one Scholastic plant location. The program was offered to management and supervisory employees, of whom 17 elected to participate in the program. All of the restructuring charges were paid in fiscal 1996.

Operating Profit. Operating profit increased $6.3 million, or 20.5%, to $37.1 million in fiscal 1997 from $30.8 million in fiscal 1996. This increase was predominantly due to strong sales and operational performance by the Jewelry, Cap & Gown and Yearbook product lines, coupled with the non-recurrence of the restructuring charge taken in fiscal 1996.

Interest Income and Expense. Interest income decreased $.6 million, or 100.0%, to $0.0 million in fiscal 1997 from $.6 million in fiscal 1996 due to the elimination of the Company's investments in marketable securities and cash equivalents. Interest expense increased $.5 million, or 2.8%, to $20.0 million in fiscal 1997 from $19.5 million in fiscal 1996. This increase was the result of a full year of borrowings associated with the recapitalization in fiscal 1997 compared to about 10 months of borrowings in fiscal 1996.

Income Taxes. Income taxes increased $2.2 million, or 53.7%, to $6.3 million in fiscal 1997 from $4.1 million in fiscal 1996 due to the increase in income before taxes.

Net Income. Net income increased $8.8 million, to $10.8 million in fiscal 1997 from $2.0 million in fiscal 1996. Net income increased as a percentage of net sales to 3.5% in fiscal 1997 from .7% in fiscal 1996. Such increases were primarily the result of improved operating profit and the non-recurrence of the extraordinary item in 1996.

Dividends. Two $.25 per share dividends were paid during fiscal 1997, totaling $4.8 million, a $2.0 million decrease from the $6.8 million ($.70 per share) in dividends paid in fiscal 1996. Essentially all of the $4.8 million of fiscal 1997 dividends were paid to the ESOP which used such dividend income to make payments on the loan from the Company.

Capital Expenditures. Capital expenditures in fiscal 1997 totaled $7.6 million, as the Company continued to invest in its basic business.

Fiscal Year 1996 Compared to Fiscal Year 1995

General. Net sales rose 7.0% to $282.9 million in fiscal 1996 from $264.3 million in fiscal 1995. Operating profit declined 19.0% to $30.8 million in fiscal 1996 from $38.0 million in fiscal 1995. Net income declined 87.3% to $2.0 million in fiscal 1996 from $15.5 million in fiscal 1995. Earnings per share of common stock decreased 89.7% to $1.29 in fiscal 1996 from $12.51 in fiscal 1995.

Net Sales. Net sales increased $18.6 million or 7.0%, to $282.9 million in fiscal 1996 from $264.3 million in fiscal 1995, due primarily to sales from Delmar of $12.7 million for two months, increased volume in the Photography and Scholastic product lines and modest price increases across all product lines, partially offset by decreases in the Education product line from the discontinuance of a product.

Cost of Sales. Cost of sales increased $7.3 million, or 5.7%, to $135.6 million in fiscal 1996 from $128.3 million in fiscal 1995, primarily as a function of increased sales. Cost of sales as a percentage of net sales decreased slightly to 47.9% in fiscal 1996 from 48.5% in fiscal 1995. This decrease was due principally to a reduction in worker's compensation expenses from prior year levels, the discontinuing of the discretionary profit sharing plan contribution, as contemplated in connection with the ESOP Transactions, and reduced costs in the Photography and Cap & Gown product lines.

Selling and Administrative Expense. Selling and administrative expense increased $5.2 million, or 5.7%, to $97.7 million in fiscal 1996 from $92.5 million in fiscal 1995. This increase was predominantly due to the increase in the Company's commission expense resulting from increased net sales in fiscal 1996 and normal cost increases. However, despite the dollar increase in selling and administrative expense during fiscal 1996, selling and administrative expense declined as a percentage of net sales to 34.5% in fiscal 1996 from 35.0% in fiscal 1995, primarily as a result of discontinuing the discretionary profit sharing plan contribution.

ESOP Compensation. ESOP compensation increased $11.1 million, to $16.7 million in fiscal 1996 from $5.6 million in fiscal 1995 due to the ESOP Transactions which were completed during the year. The recapitalization described above resulted in a significant increase in the number of shares to be allocated to employee accounts effective each December 31 from 1995 through 2009. The shares allocated effective December 31, 1995 related to service rendered by employees during calendar 1995. ESOP compensation expense for the year ended June 29, 1996 includes $4.0 million relating to employee service rendered in the prior fiscal year and $12.7 million relating to employee service rendered in the current year. The increase in the current year's expense over the prior year's expense results primarily from the increase in the number of shares committed to be released, offset by a reduction in the market value of the shares.

Restructuring Charge. The Company incurred a restructuring charge of $2.1 million in the third quarter of fiscal 1996 resulting from a one time voluntary early retirement program completed in one Scholastic plant location. The program was offered to management and supervisory employees, of whom 17 elected to participate in the program. All of the restructuring charges were paid in fiscal 1996.

Operating Profit. Operating profit decreased $7.2 million, or 19.0%, to $30.8 million in fiscal 1996 from $38.0 million in fiscal 1995. This decrease was predominantly due to the increased ESOP compensation expense partially offset by strong operating performance by the Cap & Gown and Photography product lines.

Interest Income and Expense. Interest income decreased $1.4 million, or 69.2%, to $.6 million in fiscal 1996 from $2.0 million in fiscal 1995 due predominantly to a decrease in the Company's investments in marketable securities and cash equivalents. Interest expense increased $13.2 million, or 211.1%, to $19.5 million in fiscal 1996 from $6.3 million in fiscal 1995 due to the increased interest cost associated with the recapitalization.

Income Taxes. Income taxes decreased $8.0 million, or 66.0%, to $4.1 million in fiscal 1996 from $12.1 million in fiscal 1995 due to the decrease in income before taxes.

Net Income. Net income decreased $13.5 million, or 87.3%, to $2.0 million in fiscal 1996 from $15.5 million in fiscal 1995. Moreover, net income decreased as a percentage of net sales to .7% in fiscal 1996 from 5.9% in fiscal 1995. Such decreases were primarily the result of higher ESOP compensation and interest expense arising from the recapitalization associated with the ESOP Transactions and the restructuring charge.

Dividends. Two $.35 per share dividends were paid during fiscal 1996, totaling $6.8 million, which was the same as dividends paid in fiscal 1995. Approximately $4.4 million of the $6.8 million of fiscal 1996 dividends was paid to the ESOP which used such dividend income to make payments on the loan from the Company.

Capital Expenditures. Capital expenditures in fiscal 1996 totaled $4.7 million, as the Company continued to invest in its basic business.

Impact of Inflation

         Although increases in demand for, or costs of, certain materials can adversely effect the Company's operations, the Company historically has been able to increase its selling prices to offset increased costs. Price competition, however, can affect the ability of the Company to increase its selling prices to reflect such increased costs. Significant increases in the price of gold have historically resulted, to some degree, in customers switching their preference from precious metal rings to non-precious metal rings. In general, the Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability.

         The Company requires significant amounts of gold for the manufacture of jewelry and minimizes its exposure to fluctuations in the price of gold in two ways. First, the Company resets its ring prices every two weeks to reflect the current price of gold. Second, it finances its gold inventory requirements through an arrangement with two suppliers whereby it leases certain gold inventories not yet committed to manufacture at an effective annual rate of 3.0% to 3.5% of the market value of the gold. The Company purchases the gold only after it is committed to the manufacture of a ring. As part of the arrangement, the suppliers hold a security interest in, and lien upon, gold inventory owned by the Company. The Company believes its gold financing arrangement is on favorable terms and enables the Company to effectively hedge against fluctuations in the spot price of gold.

Seasonality, Liquidity and Capital Resources

         The Company is engaged in a highly seasonal business. For fiscal 1997, approximately 22% of the Company's sales occurred between October and December (the Company's second fiscal quarter), due primarily to sales of class rings and school photographs, while approximately 44% of sales occurred in the spring (the Company's fourth fiscal quarter), due primarily to yearbook sales, cap and gown sales and rentals, and sales of graduation announcements and diplomas. As such, the Company's fourth quarter revenues are its largest due to graduation related sales, specifically yearbooks, fine paper and caps and gowns. Second quarter revenues are the Company's second largest due primarily to fall delivery of school photographs and class rings prior to the holidays.

The following table sets forth the Company's net sales and operating profit for the periods indicated (unaudited):

                    First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                    -------------  --------------  -------------  --------------
Net Sales
     Fiscal 1997      $46,656        $68,288         $58,264         $136,281
     Fiscal 1996       43,543         56,275          50,239          132,884
     Fiscal 1995       39,837         58,932          46,358          119,182

Operating Profit
     Fiscal 1997      $(7,965)        $7,080         $(1,203)         $39,181
     Fiscal 1996       (8,767)         4,665          (1,295)          36,188
     Fiscal 1995       (2,606)         6,827            (103)          33,881

         The Company's primary source of cash is operating profit from the sale of its products and its primary uses of cash are capital expenditures, payment of debt and dividends for fiscal years prior to the ESOP Transactions. The Company has historically experienced an operating loss during its first fiscal quarter (ending in September) and its working capital requirements tend to exceed its operating cash flows in the months of August through October. The Company reduces its working capital needs throughout the fiscal year with customer deposits and progress payments. These steps notwithstanding, since the ESOP Transactions, the Company has been required to incur working capital borrowings. These working capital borrowings fluctuate and are generally lower in the summer months and higher throughout the remainder of the year. These amounts have been and are expected to continue to be financed through a $60.0 million revolving credit facility under the New Credit Agreement, described below. Ongoing seasonal borrowings during fiscal 1997 peaked at approximately $44.3 million and averaged approximately $25.4 million. For both tax and accounting purposes, ESOP contributions are non-cash expenses of the Company because funds paid to the ESOP are then repaid to the Company pursuant to the ESOP Loan.

         Net cash provided by operating activities was $37.4 million in fiscal 1997 up from $26.8 million in fiscal 1996 and $33.3 million in fiscal 1995. The increase from fiscal 1996 was primarily the result of the increase in net income, coupled with an increase in depreciation. The reduction in fiscal 1996 from fiscal 1995 was primarily the result of the reduction in net income partially offset by an increase in the ESOP related adjustments.

         The Company will be required to repurchase shares: (a) from the ESOP to provide for cash distributions to participants, or (b) from retiring participants who receive distributions of shares from the ESOP, or (c) to accommodate investment diversification requirements of the ESOP for participants nearing retirement. Such repurchase obligations approximated $1.1 million for the plan year ending December 31, 1996 and are projected to vary between approximately $1.1 million and $6.3 million per year, and are estimated to amount to $30.8 million in the aggregate, through the plan year ended December 31, 2004. These forward-looking projections could vary materially based on important factors, including the number and account values of employees who become eligible for investment diversification, distributions from the ESOP or who exercise put options following distributions of their allocated shares.

         In connection with the ESOP Transactions, the Company issued $120 million of 11% Senior Subordinated Notes, due 2005 (the "Subordinated Notes"). The Company also entered into a credit agreement (the "New Credit Agreement") pursuant to which The First National Bank of Boston and other financial institutions named therein have provided the Company with a new $120.0 million credit facility, which includes a $60.0 million senior secured term loan (the "Term Loan") and a $60.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), which includes a letter of credit facility with a $12.0 million sublimit. The Term Loan and the Revolving Credit Facility have a final maturity of September 30, 2000.

         Covenants under the indenture governing the Subordinated Notes and the New Credit Agreement restrict the Company's ability to incur additional indebtedness, pay dividends or make other distributions, redeem equity interests or subordinated indebtedness, create dividend or other payment restrictions affecting subsidiaries, make certain investments, engage in transactions with affiliates, create liens, sell assets, or merge, consolidate or transfer substantially all of its assets, among other things. See Note 6 to the Company's financial statements set forth herein under Item 8.

         As a result of the issuance of the Subordinated Notes and the incurrence of additional indebtedness under the New Credit Agreement to effect the ESOP Transactions, as well as working capital borrowings, the Company's interest expense increased significantly in fiscal 1996 and 1997 and such higher interest expense is expected to continue for a number of years. The Company is highly leveraged and the prospective amount of ESOP contributions to amortize the ESOP Loan is required to be set forth as a deferred compensation off-set to shareholders' equity. As a result, the Company will have a shareholders' deficit for a number of years. The Company has historically generated strong cash flow from operations and has had modest capital requirements. These characteristics are expected to continue. The Company currently believes that its operating cash flow, together with seasonal working capital borrowings, will be sufficient to meet the ongoing capital requirements of its business, including payments of interest and principal on the Subordinated Notes, repayments of borrowings under the New Credit Agreement and share repurchase obligations, although no assurances to that effect can be given.

         Cash flows from investing activities represented a usage of $7.5 million in fiscal 1997 compared to a usage in fiscal 1996 of $13.3 million and funds provided of $9.8 million in fiscal 1995. The decrease in funds used by investing activities in fiscal 1997 compared to fiscal 1996 was due to the Delmar acquisition in 1996 partially offset by the 1996 sale of marketable securities and increased capital expenditures in 1997. The increase in funds used in fiscal 1996 compared to fiscal 1995 was primarily the result of the Delmar acquisition and a reduction in the sale of marketable securities. Capital expenditures in fiscal 1997 were $7.6 million, generally for maintenance of property and equipment, and investments in technology. The higher capital expenditures in fiscal 1995 as compared to 1996 were the result of spending for a new facility in the Cap & Gown product line. The Company expects cash generated from operations plus the working capital facility portion of the New Credit Agreement to be adequate to meet anticipated capital needs in future years.

         The foregoing discussion contains forward-looking statements regarding the adequacy of the Company's anticipated cash flows and capital resources. Such statements are subject to important factors that could cause management's projections to be materially inaccurate. Such factors include (i) the rates of retiring and terminating ESOP participants and participants becoming entitled to investment diversification rights whose accounts must be liquidated in whole or in part by means of repurchase of shares by the Company from the ESOP, or (ii) the Company's potential requirements for extraordinary capital expenditures to fund acquisitions (should favorable opportunities arise) or improvements of management information systems and to maintain or improve the competitiveness of Company products.

         As mentioned above, the Company acquired certain assets and assumed certain liabilities of Delmar for a net purchase price of $15,332 in fiscal
1996. The Delmar acquisition was financed with funds from the New Credit Agreement and on-going working capital requirements for the acquisition will also be financed from the New Credit Agreement. The acquisition is expected to contribute significantly to sales in the Yearbook and Photography product lines over the long-term.

         Cash flows used by financing activities were $32.7 million in fiscal 1997 compared to $79.4 million in fiscal 1996. The primary reason for the decrease in fiscal 1997 from fiscal 1996 was the result of the purchase of shares by the ESOP Trust and the prepayment of the previous ESOP debt partially offset by new borrowings and related financing costs by the Company. Pursuant to the New Credit Agreement, a required advance payment in addition to the scheduled amortization payments on the Term Loan of $6.0 million was made in the first quarter of 1997. Subsequently, a 1997 amendment eliminated the requirement for advance payments. Cash flows from financing activities represents a usage of $79.4 million in fiscal 1996 compared to a usage of $10.3 million in fiscal 1995. The primary reason for the increase in fiscal 1996 over fiscal 1995 was the result of the purchase of shares by the ESOP Trust and the prepayment of the previous ESOP debt partially offset by net new borrowings and related financing costs by the Company.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Financial Statements:

         Report of Independent Accountants
         Consolidated Balance Sheet as of June 28, 1997
              and June 29, 1996
         Consolidated Statement of Income for the years ended June 28, 1997, June 29, 1996 and June 24, 1995
         Consolidated Statement of Shareholders' Equity for the years ended June
              28, 1997, June 29, 1996 and June 24, 1995
         Consolidated Statement of Cash Flows for the years ended June 28, 1997,
              June 29, 1996 and June 24, 1995
         Notes to Consolidated Financial Statements
         Financial Statement Schedules for the three years ended June 28, 1997

         VIII.    Valuation and Qualifying Accounts and Reserves

          X.      Supplemental Statement of Income Information.


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statement or notes thereto.

                      (Letterhead of Price Waterhouse LLP)



July 31, 1997

                        Report of Independent Accountants



To the Board of Directors and
     Shareholders of Herff Jones, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Herff Jones, Inc. and its subsidiaries at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                         /s/Price Waterhouse LLP
                                                         -----------------------
                                                           Indianapolis, Indiana

                                HERFF JONES, INC.
                           CONSOLIDATED BALANCE SHEET

                         JUNE 28, 1997 AND JUNE 29, 1996
                        (Amounts in thousands of dollars,
                             except for share data)


Assets                                                                  1997             1996
                                                                      --------         --------
     Current Assets:
         Cash and cash equivalents                                      $5,843           $8,680
         Accounts receivable, less allowances of
              $5,754 (1997) and $4,883 (1996) for
              returns and doubtful accounts                             55,709           54,066
         Inventories                                                    37,963           36,941
         Prepaid expenses                                                1,816            2,651
         Deferred income taxes                                           9,106            5,321
                                                                      --------         --------
              Total Current Assets                                     110,437          107,659

     Deferred financing cost, net and other assets                       4,590            5,603
     Property, plant and equipment, net                                 49,014           49,041
                                                                      --------        ---------

              Total Assets                                            $164,041         $162,303
                                                                      ========         ========

Liabilities and Shareholders' Equity
     Current Liabilities:
         Trade accounts payable                                         $5,856           $7,541
         Salaries and wages payable                                      5,048            4,068
         Interest payable                                                5,082            5,157
         Customer deposits                                              19,508           19,856
         Commissions payable                                            16,864           14,857
         Income taxes accrued                                            9,547            3,200
         Other accrued liabilities                                       9,613            9,749
         Current portion of long-term debt                              10,377           22,315
                                                                        ------          -------
              Total Current Liabilities                                 81,895           86,743

     Other                                                               2,239            2,247
     Long-term debt                                                    154,979          173,574
     Deferred income taxes                                                 443              81
                                                                       -------          -------
              Total Liabilities                                        239,556          262,645
                                                                       -------          -------

     Commitments and Contingencies

     Shareholders' Equity (Deficit):
         Common stock - No par value, shares authorized
              - 16,500,000; shares issued and outstanding
              -   9,569,304 (1997) and 9,618,996 (1996)                  5,703            5,728
         Retained earnings                                             128,122          119,525
         Deferred compensation                                        (206,440)        (222,953)
         Foreign currency translation                                        2               11
         Excess of cost over market (shares committed
         to be released)                                                (2,902)          (2,653)
                                                                      --------        ---------
              Total Shareholders' Equity (Deficit)                     (75,515)        (100,342)
                                                                      --------        ---------

              Total Liabilities & Shareholders' Equity (Deficit)      $164,041         $162,303
                                                                      ========         ========





                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                  FOR THE YEARS ENDED JUNE 28, 1997, JUNE 29,
                             1996 AND JUNE 24, 1995

                        (Amounts in thousands of dollars
                             except for share data)

CONSOLIDATED STATEMENT OF INCOME                  1997           1996           1995
                                             -----------    -----------    -----------
Net sales                                    $   309,489    $   282,941    $   264,309

Cost of sales (excludes ESOP compensation)       150,373        135,625        128,282

Selling and administrative expenses              106,666         97,719         92,472
(excludes ESOP compensation)

ESOP compensation

   Current year service                           15,357         12,632          5,556
   Prior year service                                 --          4,033             --

Restructuring charge                                  --          2,141             --
                                             -----------    -----------    -----------
Operating profit                                  37,093         30,791         37,999

Interest income                                       15            627          2,034

Interest expense                                  20,031         19,482          6,263
                                             -----------    -----------    -----------

Income before taxes                               17,077         11,936         33,770

Income taxes                                       6,292          4,094         12,056
                                             -----------    -----------    -----------

Net income before extraordinary item
and cumulative effect of change in
accounting principle                              10,785          7,842         21,714

Extraordinary item:  Prepayment fee
on the Senior ESOP notes retirement, less
applicable tax benefit of $3,621                      --         (5,884)            --

Cumulative effect of change in accounting
for ESOP compensation, less applicable
tax benefit of $3,464                                 --             --         (6,240)
                                             -----------    -----------    -----------
Net income                                   $    10,785    $     1,958    $    15,474
                                             ===========    ===========    ===========

Per common share:
Net income before extraordinary item
    and cumulative effect of
    change in accounting principle           $      5.19    $      5.16    $     17.56
Extraordinary item                                    --          (3.87)            --
Cumulative effect of change in
    accounting principle                              --             --          (5.05)
                                             -----------    -----------    -----------
Net income                                   $      5.19    $      1.29    $     12.51
                                             ===========    ===========    ===========
Weighted average number of
common shares outstanding                      2,076,431      1,521,263      1,236,494
                                             ===========    ===========    ===========




                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                     FOR THE YEARS ENDED JUNE 28, 1997, JUNE
                           29, 1996 AND JUNE 24, 1995

             (Amounts inthousands of dollars except for share data)


                                                                      Foreign                        Excess            Total
                                Common Stock            Retained     Currency       Deferred        Cost Over        Shareholders'
                            Shares        Amount        Earnings   Translation   Compensation        Market        Equity (Deficit)
                            ------        ------        --------   -----------   ------------         -------       ----------------
Balance June 25, 1994     9,656,828        $5,753       $110,525      $   ---      $(74,276)        $    ---          $  42,002
                          =========        ======       ========      =======      ========         ========          =========
Dividends declared              ---           ---         (5,305)         ---           ---              ---             (5,305)
($.70/Share)
Stock purchases             (16,360)           (8)          (500)         ---           ---              ---               (508)
Shares committed to be
released                        ---           ---            163          ---         5,933              ---              6,096
Fiscal 1994 shares
committed to be released
in fiscal 1995 (reclass                                      183                      2,967              ---              3,150
from accrual)
Cumulative accounting
change                                                       694                      9,009              ---              9,703
Foreign currency
translation                     ---           ---            ---             6          ---               ---                 6
Net income for the year         ---           ---         15,474           ---          ---               ---            15,474
                          ---------        ------       --------       -------    ---------           -------         ---------
Balance June 24, 1995     9,640,468        $5,745       $121,234        $    6     $(56,367)              ---         $  70,618
                          =========         =====        =======         =====     ========           =======         =========
Dividends declared
($.70/share)                    ---           ---         (3,221)          ---          ---               ---            (3,221)
Stock purchases             (21,472)         (17)           (446)          ---          ---               ---              (463)
Shares committed to be
released                        ---           ---            ---           ---       21,692            (4,389)           17,303
Tax benefit of cost over
market of ESOP shares
committed to be released        ---           ---            ---           ---          ---             1,736             1,736
ESOP share purchase             ---           ---            ---           ---     (188,278)              ---          (188,278)
Foreign currency
translation                     ---           ---            ---             5          ---               ---                 5
Net income                      ---           ---          1,958           ---          ---               ---             1,958
                          ---------        ------       --------       -------    ---------           -------         ---------
Balance June 29, 1996     9,618,996        $5,728       $119,525       $    11    $(222,953)          $(2,653)        $(100,342)
                          =========        ======        =======       =======    =========           =======         =========
Dividends declared
($.50/share)                    ---           ---          (906)           ---          ---               ---              (906)
Stock purchases             (49,692)         (25)        (1,282)           ---          ---               ---            (1,307)
Shares committed to be
released                        ---           ---           ---            ---       16,513              (400)           16,113
Tax benefit of cost over
market of ESOP shares
committed to be released        ---           ---           ---            ---          ---               151               151
Foreign currency
translation                     ---           ---           ---             (9)         ---               ---                (9)
Net income                      ---           ---        10,785                         ---               ---            10,785
                          ---------        ------       --------       -------    ---------           -------         ---------
Balance June 28, 1997     9,569,304        $5,703       $128,122       $     2    $(206,440)          $(2,902)         $(75,515)
                          =========        =====        ========       =======    ==========           =======         ========





                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 28, 1997, JUNE 29,
                             1996 AND JUNE 24, 1995
                        (Amounts in thousands of dollars)


                                                                                  1997               1996            1995
Cash flows from operating activities:
     Net income                                                                 $ 10,785           $  1,958       $ 15,474
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                             7,465              5,802          5,480
         Amortization and write off of financing cost                                991              1,298             --
         ESOP compensation (before dividend exclusion)                            16,113             17,303          6,096
         Cumulative effect of accounting change                                       --                 --          9,704
         Tax benefit of ESOP                                                         151              1,736             --
         Other                                                                        (9)                 5            188
         (Gain) loss on disposal of property, plant and equipment                     89               (408)          (474)
         Increase  (decrease)  in  cash  generated  by  changes  in  assets  and liabilities, net of effects from acquisition of business:
              Accounts receivable                                                 (1,643)             1,595         (1,722)
              Inventories                                                         (1,022)             5,115           (336)
              Prepaid expenses                                                       835               (911)           449
              Other assets                                                            22                298          2,440
              Trade accounts payable                                              (1,685)             2,099            680
              Salaries and wages                                                     980               (437)           (34)
              Interest Payable                                                       (75)             3,996             --
              Customer deposits                                                     (348)            (2,122)            17
              Commissions payable                                                  2,007                175          1,564
              Income taxes payable                                                 6,347             (7,228)           223
              Deferred income taxes                                               (3,423)            (2,426)        (4,891)
              Other accrued liabilities                                             (144)            (1,021)        (1,565)
                                                                                 -------             ------         ------
         Total Adjustments                                                        26,651             24,869         17,819
                                                                                 -------             ------         ------
         Net cash provided by operating activities                                37,436             26,827         33,293
                                                                                 -------             ------         ------

Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment                          29                503          1,338
     Capital expenditures                                                         (7,556)            (4,722)        (6,732)
     Acquisition of business                                                          --            (15,332)            --
     Purchase of marketable securities                                                --                 --           (900)
     Sale of marketable securities                                                    --              6,219         16,063
                                                                                 -------             ------         ------
     Net cash provided (used) by investing activities                             (7,527)           (13,332)         9,769
                                                                                 -------             ------         ------

Cash flows from financing activities:
     Purchase of shares by the ESOP Trust                                             --           (188,278)            --
     Redemptions of common stock                                                  (1,307)              (463)          (508)
     Dividends declared                                                             (906)            (3,221)        (5,305)
     Financing cost incurred                                                          --             (5,854)            --
     Decrease in long-term debt                                                   (9,537)            (6,750)            --
     Paydown on the revolver, net                                                (15,039)           (21,607)            --
     Advance Term Loan Payment                                                    (5,957)                --             --
     New borrowings                                                                   --            216,646             --
     Payment on ESOP debt                                                             --            (69,826)        (4,450)
                                                                                  ------            --------        -------
     Net cash used by financing activities                                       (32,746)           (79,353)       (10,263)
                                                                                 -------             ------         ------

Cash and Cash Equivalents:
     Net increase (decrease)                                                      (2,837)           (65,858)        32,799
     Beginning of year                                                             8,680             74,538         41,739
                                                                                   -----             ------         ------
     End of year                                                                 $ 5,843            $ 8,680        $74,538
                                                                                 =======            =======        =======

Supplemental cash flow information: Cash paid during the year for:
         Interest                                                                $18,570            $13,853         $6,304
         Income taxes                                                             $3,206             $8,415        $13,281
         Dividends                                                                    --             $3,374         $6,758

     Acquisition of business:
         Assets acquired                                                                            $24,547
         Liabilities assumed                                                                         (9,215)
                                                                                                    --------
         Net purchase price                                                                         $15,332

                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 28, 1997, JUNE 29, 1996 AND JUNE 24, 1995


                        (Amounts in thousands of dollars
                             except for share data)


NOTE 1 - BUSINESS OF HERFF JONES, INC. (HERFF JONES)

Herff Jones is essentially in one line of business; the manufacture and sale of recognition, education, achievement and motivation products for the scholastic and commercial markets; including instructional materials and programs for the classroom; and photographic services.

Products include high school and college rings, medals, pins, awards, diplomas, graduation announcements and accessory items, yearbooks, caps and gowns; senior portraits, underclass school pictures and photography finishing for the professional photographer; classroom instructional materials including maps, globes, anatomical models and multi-media teaching programs; and similar jewelry and award items for the commercial market.

Its products are marketed to schools and businesses nationwide and in Canada and Puerto Rico by approximately 700 sales representatives, most of whom are independent contractors who are paid commissions.

NOTE 2 - RECAPITALIZATION

On June 15, 1995, management of the Company distributed to shareholders a proxy statement describing a proposed transaction whereby the Company-sponsored ESOP trust ("ESOP") would acquire substantially all the outstanding shares of Company stock that it did not already own. This plan of recapitalization became effective as of August 22, 1995. The recapitalization significantly changed the Company's financial condition, adding substantial indebtedness which, coupled with the adoption of new ESOP accounting standards, resulted in a deficit shareholders' equity position. The transaction resulted in the ESOP obtaining control of the Company and the Company incurring significant additional indebtedness (approximately $135,000, including the issuance of $120,000 in aggregate principal amount of 11% Senior Subordinated Notes due 2005 ("Notes")). The proceeds from the transaction were loaned, along with other Company funds, by the Company to the ESOP to enable it to effect the transaction.

The recapitalization resulted in a significant prepayment fee (approximately $9,505) on the payoff of the Senior ESOP Notes, which was recorded as an extraordinary charge in fiscal 1996. The recapitalization also resulted in significant financial effects from adoption of new ESOP accounting standards contained in the AICPA's Statement of Position, "Employers' Accounting for Employee Stock Ownership Plans" (SOP 93-6), including: (a) restatement of the Company's Fiscal 1995 financial statements, which reflect a non-cash charge for the cumulative effect of the change in accounting for ESOP compensation (approximately $9,704) for ESOP shares acquired prior to the transaction; (b) the determination of ESOP compensation expense based upon the fair value of shares committed to be released; and (c) for earnings per share computations, only ESOP shares committed to be released and allocated shares are considered outstanding.

Upon issuance of financial statements for fiscal 1996, the transition provisions of SOP 93-6 required the Company to restate its consolidated financial statements as of and for its year ended June 24, 1995, the most significant effect of which was the adoption of a new methodology for the determination of ESOP compensation expense. Beginning in fiscal 1995, compensation expense is based upon the fair value of shares committed to be released. Further, the dividend exclusion used to reduce compensation expense is based on only allocated ESOP shares. The adoption of SOP 93-6 also resulted in a charge for the cumulative effect of applying the shares allocated method of calculating ESOP compensation expense for the years prior to fiscal 1995.

NOTE 3 - ACCOUNTING POLICIES

The major accounting policies and practices followed by Herff Jones are as follows:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Herff Jones and its wholly-owned subsidiaries, Herff Jones Canada, Inc. (hereafter referred to as "Herff Jones Canada") and The Herff Jones Company of Indiana, Inc. The Company utilizes a 52/53 week year for accounting purposes ending on the last Saturday in June. Fiscal 1996 contained 53 weeks, the additional week was included in the first quarter ended September 30, 1995. Fiscal 1997 and 1995 contained 52 weeks. All significant inter-company transactions and balances have been eliminated in consolidation. Foreign operations are relatively insignificant.

FOREIGN CURRENCY TRANSLATION - The financial statements of Herff Jones Canada have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities are translated at the rate in existence at the balance sheet date. Revenue and expense items are translated at average rates prevailing during the year. Any translation gains and losses are accumulated as a separate component of shareholders' equity.

CASH AND CASH EQUIVALENTS - For purposes of balance sheet and statement of cash flows classification, investments with maturities of three months or less from date of purchase are deemed to be cash equivalents.

MARKETABLE SECURITIES - Marketable securities, primarily tax exempt government securities, are available for sale and are stated at amortized cost, which approximates market. Net realized gains on the sale of marketable securities were insignificant in 1996 and 1995.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market with the exception of gold inventories which are determined under the last-in, first-out (LIFO) method.

DEFERRED FINANCING - Deferred financing costs are amortized over the term of the related debt.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation.

Depreciation is provided on a straight-line basis for financial reporting and (on an accelerated basis for income tax purposes) over the following estimated useful lives of the assets:

     Building and leasehold improvements                       10 to 35 years
     Machinery and equipment                                    5 to 10 years
     Furniture and fixtures                                     3 to 10 years
     Rental cap and gown stock                                  6 to 10 years

Maintenance and repairs are charged to expense as incurred. Cost of renewals and betterments are capitalized and depreciated using the applicable rates.

REVENUE RECOGNITION - Revenue and related costs are recognized when the product is shipped to the customer.

COMMISSIONS - The Company provides advances to the sales representatives, which are offset by commissions earned. For both tax and financial reporting purposes, salesman advances paid in excess of commission earned, which are deemed uncollectible, are charged to expense.

ESOP PLAN - During fiscal 1990, the Company established a leveraged employee stock ownership plan (the "Plan") which covers substantially all U.S. non-union employees. On November 9, 1989, the ESOP purchased just over 30% of the common stock of the Company from shareholders using proceeds of the 1989 Senior ESOP Notes, which were prepaid in fiscal 1996. In May 1995, the Company's Board of Directors adopted a plan of recapitalization which resulted in the August 1995 purchase, by the ESOP, of substantially all shares of the Company's common stock that it did not already hold (6,724,200 shares).

The Plan is non-contributory and is funded through annual Company contributions equal to the Plan's debt service less dividends received by the Plan. All dividends received by the Plan are used for debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees. The Company accounts for its ESOP in accordance with SOP 93-6. Accordingly, the debt of the ESOP is not reflected in the Company's financial statements and the cost of the unallocated shares pledged as collateral is reported as deferred compensation in the balance sheet. As shares are committed to be released and allocated to employee accounts, the Company reports ESOP compensation expense equal to the most recent estimate of the fair value of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.

The number of shares allocated annually approximates the total unreleased and committed to be released shares amortized in equal installments through December, 2009. Shares of the Company's stock are allocated to employees' accounts, based on compensation levels, in equal annual amounts over the life of the ESOP debt (through December 2009). Upon retirement (at the normal retirement age), or earlier termination (assuming the ESOP loan has been repaid), the employee can request that the Company buy his/her shares at the latest price determined by an annual valuation.

Since there is no market for the Company's shares, an annual valuation of the shares is performed by an independent valuation firm. Between annual valuations, management estimates fair value for purposes of recording ESOP compensation expense. The latest annual valuation was $26.30 per share and was performed after the close of the fiscal year ended June 29, 1996. The previous annual valuation was $21.25 per share and was done after the recapitalization in August, 1995. The latest interim management estimate is $27.80 per share and was used to record ESOP compensation expense in fiscal 1997.

At June 28, 1997 and June 29, 1996, the ESOP shares were as follows:

                                                1997                 1996
                                                ----                 ----
    Allocated Shares                          2,138,316            1,558,710
    Shares committed to be released             289,803              289,800
    Unreleased shares                         7,245,081            7,824,690
                                              ---------            ---------
    Total ESOP shares                         9,673,200            9,673,200
    Shares purchased and retired               (106,351)             (56,659)
                                              ---------            ---------
    Net ESOP shares                           9,566,849            9,616,541
                                              =========            =========

Approximately 32,000 shares may be put back to the Company in fiscal 1998 in connection with scheduled distributions. Further, an ESOP diversification provision provides for participants who have attained the age of 55 and have 10 years of ESOP participation (from 1990) to diversify a portion of their ESOP holdings into investments other than Herff Jones stock. In order to accommodate this provision, participants' shares must be purchased by the Company. In fiscal year 2001, approximately 100,000 shares are expected to be eligible to be purchased by the Company in accordance with the diversification provision.

LONG-TERM INCENTIVE PLAN - The appreciation in the projected value of units in excess of an established minimum amount is accrued by the Company and charged to compensation expense over the five year performance period. Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" was adopted by the Company in fiscal 1997. The Company adopted the disclosure requirements of this standard and continued to follow APB 25 "Accounting for Stock Issued to Employees" for expense recognition purposes.

EARNINGS PER SHARE - Earnings per share have been computed by dividing net income by the weighted average number of allocated and committed to be released ESOP shares outstanding during the year.

INCOME TAXES - Deferred income taxes are provided for the temporary differences between financial reporting and income tax reporting of the Company's assets and liabilities in accordance with FAS No. 109.

PENSION PLAN - Herff Jones has one defined benefit plan which covers substantially all bargaining unit employees at the Indianapolis, Indiana Jewelry operation (Note 10). The benefit is based on a defined benefit level multiplied by years of service. Net periodic pension cost was determined using the Unit Credit Cost Method prescribed by FASB Statement No. 87. Plan funding is based on the Projected Unit Credit Cost Method.

FAIR VALUE OF FINANCIAL INSTRUMENTS - In the normal course of business, the Company enters into transactions involving various types of financial instruments. These instruments have credit risk and may also be subject to risk of loss due to interest rate fluctuations. Management has estimated that the fair value of cash and cash equivalents, accounts receivable, trade accounts payable and customer deposits approximates the carrying value due to the relatively short period of time until expected realization. Management has also estimated the fair value of the Senior Subordinated Notes based upon the trading price of the notes at year end (Note 6). The estimated fair value of the Industrial Revenue Bonds and the Senior Bank Facility (revolver and term) approximates the carrying value due to periodic interest rate adjustments to current market rates.

USE OF ESTIMATES - The preparation of the financial statements in accordance with generally accepted accounting principles requires the use of estimates made by management. Actual results could differ from those estimates.

RECLASSIFICATION - Certain 1996 and 1995 amounts have been reclassified in order to conform to the 1997 presentation.



NOTE 4 - INVENTORIES

Inventories consist of the following:

                                                   1997             1996
                                                   ----             ----
Raw materials and supplies
     (includes gold)                               $16,736         $16,017
Work-in-process                                     13,187          13,008
Finished goods                                       8,040           7,916
                                                  --------         -------
                                                   $37,963         $36,941
                                                    ======          ======


LIFO cost of gold inventories at June 28, 1997 and June 29, 1996 are $1,325 and $945, respectively, and are $19 higher and $125 lower than replacement cost in the respective years.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                              1997                  1996
                                              ----                  ----
Buildings and leasehold improvements         $22,262               $22,283
Machinery and equipment                       51,577                47,959
Furniture and fixtures                         3,956                 2,612
Rental cap & gown stock                       11,483                10,635
                                              ------                ------
                                              89,278                83,489
Less - Accumulated depreciation              (45,364)              (38,712)
                                            ---------              -------
                                              43,914                44,777
Land                                           3,065                 3,126
Construction in progress                       2,035                 1,138
                                            --------               -------
                                            $ 49,014               $49,041
                                             =======                ======

NOTE 6 - FINANCING

Long-term debt consists of the following:
                                               1997                1996
                                               ----                ----
Senior Bank Facility (Revolver)           $     -                 $15,039
Senior Bank Facility (Term)                    37,756              53,250
Senior Subordinated Notes                     120,000             120,000

1994 Industrial Development
     Revenue Bonds Due in 2019                  7,600               7,600
                                            ---------            --------
                                              165,356             195,889

Less:   Current Portion                       (10,377)            (22,315)
                                            ----------            -------

Long-Term Debt                               $154,979            $173,574
                                              =======             =======


On August 22, 1995, the Company issued $120,000 in aggregate principal 11% Senior Subordinated Notes. The notes mature in September, 2005. Based on the bond price at June 28, 1997, the fair value of the Senior Subordinated Notes is $129,400. The notes are unsecured but contain certain restrictive covenants, including limitations on indebtness, liens, leases, dividends, stock purchases and certain investments.

In connection with the ESOP Transaction, the Company entered into the Revolving Credit and Term Loan Agreement, dated as of August 22, 1995 ("New Credit Agreement") pursuant to which financial institutions have provided the Company with a $120,000 credit facility, comprised of a $60,000 Senior Secured Term Loan and a $60,000 Senior Secured Revolving Credit Facility, which includes a letter of credit facility with a $12,000 sublimit. The Term Loan and the Revolving Credit Facility have a final maturity of September 30, 2000. Amortization of the Term Loan is in quarterly installments which commenced December 31, 1995.

All loans made under the Term Loan and the Revolving Credit Facility bear interest either at The First National Bank of Boston Alternate Base rate or the Eurodollar rate, plus, in each case, the "Applicable Margin," (adjusted annually depending on the ratio of the Company's senior debt to certain cash flows for the preceding fiscal year). The Company pays a commitment fee of 0.375% per annum on the unused portion of the Revolving Credit Facility. The commitment fee is payable quarterly in arrears and increases or decreases depending upon the financial performance of the Company. The Company pays the applicable Eurodollar Rate Margin on the maximum amount available to be drawn under each letter of credit plus a fee of .20% on the maximum amount available to be drawn under each letter of credit upon issuance. The Term Loan rate on June 28, 1997 was 6.94%.

The obligations under the Term Loan and the Revolving Credit Facility constitute Senior Debt and are secured by a blanket perfected first priority security interest in substantially all tangible and intangible assets of the Company, including a pledge of all of the stock of the Company's subsidiaries. In addition, the obligations under the Term Loan and the Revolving Credit Facility are guaranteed by each of the Company's subsidiaries (the "Guarantors"), and the obligations of each of the Guarantors under such guarantee are in turn secured by a perfected first priority security interest in all assets of each of the Guarantors.

The effective rate of interest on the 1994 Industrial Development Revenue Bonds is re-set weekly at a rate to allow the Bonds to be priced at par. Interest is paid quarterly and the interest rate on June 28, 1997 was 4.40%. They are unsecured but are backed by an irrevocable Letter of Credit.

The New Credit Agreement and the Letters of Credit contain customary financial and other covenants that, among other things, limit the ability of the Company (subject to customary and negotiated exceptions) to: (i) incur additional liens,
(ii) incur  additional  indebtedness,  (iii) make certain kinds of  investments,
(iv)  prepay   subordinated   indebtedness,   including  the  Notes,   (v)  make
distributions and dividend payments to its stockholders, (vi) engage in affiliate transactions, (vii) make certain asset dispositions, (viii) make significant acquisitions and (ix) participate in certain mergers or consolidations. Pursuant to the Credit Agreement, a required advance payment in addition to the scheduled amortization payments on the Term Loan of $5,957 was made in the first quarter of 1997. Subsequently, a 1997 amendment eliminated the requirement for advanced payments.

Long-term debt is scheduled to be repaid in the following fiscal years:

                  1998                                    $10,377
                  1999                                     11,261
                  2000                                     12,806
                  2001                                      3,312
                  2002 and thereafter                     127,600
                                                          -------
                                                         $165,356

NOTE 7 - COMMON STOCK

                                      1997          1996              1995
                                   ----------     ----------       ----------
Authorized:
     Common Shares                 16,500,000     16,500,000
     Class A                                                        5,000,000
     Class B                                                        6,500,000
     Class C                                                        5,000,000
                                   ----------     ----------       ----------
   Total Common Stock Authorized   16,500,000     16,500,000       16,500,000

Outstanding:
     Common Shares                  9,569,304      9,618,996
     Class A                                                        3,247,970
     Class B                                                        3,478,100
     Class C                                                        2,914,398
                                   ----------     ----------       ----------
   Total Common Stock Outstanding   9,569,304      9,618,996        9,640,468



In connection with the August 22, 1995 recapitalization, the Company's outstanding Class A, B and C shares were converted into a single class of common stock on a share-for-share basis. The ESOP then purchased virtually all of the shares of common stock so converted held by shareholders other than the ESOP.

As a consequence of the August 22, 1995 recapitalization plan, the weighted average number of common shares outstanding was calculated on a pro forma basis assuming the recapitalization occurred at June 25, 1995. The number of common shares outstanding immediately after the recapitalization took place was 1,236,494. This number has been used as the pro forma weighted average number of common shares outstanding for all periods prior to September 1995.

In accordance with the provisions of SOP 93-6, for purposes of computing a weighted average number of common shares outstanding, ESOP shares that have been committed to be released are considered outstanding, ESOP shares that have not been committed to be released are not considered outstanding for fiscal 1997, 1996 and 1995.

The actual weighted average number of common shares outstanding for the year ended June 28, 1997, June 29, 1996 and June 24, 1995, was 2,076,431, 3,383,379
and 7,686,204, respectively. The income per common share using the actual weighted average number of common shares outstanding for the year ended June 28, 1997, June 29, 1996 and June 24, 1995, was $5.19, $.58 and $2.02, respectively.

The excess of cost over market balance represents the cumulative difference between the market value of shares committed to be released and the cost of those shares to the ESOP, net of tax effects.

NOTE 8 - INCOME TAXES

Pre-tax income from operations for the years ended June 28, 1997, June 29, 1996 and June 24, 1995 was taxed under the following jurisdictions:

                      1997             1996                1995
                      -----            ----                ----
   Domestic         $16,902          $11,722             $33,519
   Foreign              175              214                 251
                    -------          -------             -------
   Total            $17,077          $11,936             $33,770
                    =======          =======             =======

The provision for income taxes charged to income before extraordinary and cumulative effect items was as follows:


                                                             1997                1996              1995
                                                             ----                ----              ----
Current income tax expense:
   Federal                                                 $8,798             $ 7,453             $11,110
   State and local                                          1,167               1,075               2,232
   Foreign                                                     76                  82                 ---
                                                           ------             -------             -------
   Total current income tax expense                        10,041               8,610              13,342

Deferred income tax expense:
   Federal                                                 (3,079)             (3,497)             (1,149)
   State and local                                           (670)               (635)               (238)
   Foreign                                                    ---                  (1)                101
                                                           ------            ---------            -------
   Total deferred income tax expense                       (3,749)             (4,133)             (1,286)

Benefit of State operating loss carryforward                  ---                (383)                ---
                                                           ------            ---------            -------

Total tax provision (before extraordinary and
cumulative effect items)                                  $ 6,292             $ 4,094             $12,056
                                                           ======              ======              ======


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                                    1997               1996                  1995
U.S. statutory rate                                                 35.0%              35.0%                 35.0%
State income taxes, net of federal income tax                        1.9                1.5                   4.3
Dividend on ESOP stock                                              (1.9)              (2.5)                 (2.1)
All other, net                                                       1.8                 .3                  (1.5)
                                                                   -----              -----                 -----
Financial reporting rate (before extraordinary item or
cumulative effect)                                                  36.8%              34.3%                 35.7%
                                                                   =====               ====                  ====

Deferred tax assets (liabilities) are comprised of the following:


                                           1997            1996
Deferred Tax Assets:
   Estimated Product Returns             $ 1,135         $    600
   Medical Insurance                         396              442
   Inventory Cost Capitalization             462              288
   Bad Debts                                 743              231
   Vacation Pay                              834              681
   Workers Compensation                      873            1,077
   ESOP                                    8,656            6,396
   Other                                   1,054              513
                                          ------          -------

       Total Assets                       14,153           10,228

Deferred Tax Liabilities:
   Depreciation                           (4,757)          (4,511)
   Profit Sharing                           (198)            (177)
   Property Taxes                            (40)             (47)
   Other                                    (495)            (253)
                                          -------         --------
       Total Liabilities                  (5,490)          (4,988)
                                           ------           ------

       Net Deferred Tax Asset            $ 8,663          $ 5,240
                                          ======           ======

No valuation allowance was deemed necessary at June 28, 1997, June 29, 1996 and June 24, 1995.

The tax effect related to the extraordinary item and cumulative effect approximates the statutory U.S. tax rate.

NOTE 9 - EMPLOYEE RETIREMENT PLANS

ESOP compensation expense was $15,357 (1997),  $16,665 (1996) and $5,556 (1995).
The 1997 expense of $15,357, including administrative cost, was net of $906 in dividends paid to the Plan. The 1996 figure of $16,665 including administrative cost, was net of $865 in dividends paid to the Plan. The 1995 expense of $5,556, including administrative cost, was net of $605 in dividends paid to the Plan. ESOP compensation expense is based upon the fair value of shares committed to be released, offset by dividends on allocated ESOP shares.

The Company has three profit sharing plans covering substantially all non-union employees. Accrued but unpaid contributions through the end of each year are included in Other Accrued Liabilities. Profit sharing expense for these plans was $1,875 in 1997, $749 in 1996 and $3,365 in 1995.

NOTE 10 - JEWELRY BARGAINING UNIT PENSION PLAN

Pre-tax pension expense of $13 for 1997 and $97 for 1996 and $65 for 1995 consist of the following components:


                                                    1997        1996        1995
                                                    ----        ----        ----
         Service cost                               $186        $167       $173
         Interest cost                               618         595        582
         Actual return on assets                  (1,098)     (1,631)      (249)
         Difference between assumed return
            and actual return on assets              371       1,035       (372)
         Amortization of over-funded position
            and unrecognized prior service           (64)        (69)       (69)
                                                     ----        ---        ----
                                                    $ 13        $ 97       $ 65
                                                     ===         ===         ==


Assumptions used in determining the net pension expense for 1997 and 1996 included a discount rate of 7.5% and a rate of return on plan assets of 8.5%. Assumptions used in determining the net pension expense for 1995 included a discount rate of 8.0%, and a rate of return on plan assets of 8.5%.

The following table sets forth the plan's funded status and amounts recognized in the company's consolidated balance sheet at June 28, 1997 and June 29, 1996:

                                                      1997                1996
                                                      ----                ----
Projected benefit obligation, including
         vested benefits of $8,616 (1997)
         and $7,929 (1996)                         $(9,010)          $  (8,314)

Plan assets at fair value, primarily listed
         stocks and corporate obligations            9,388               8,833
                                                     -----               -----
         Over-funded position                          378                 519

Unamortized over-funded position                      (692)               (830)
Unrecognized (loss) gain on assets                     (25)                313
Unrecognized prior service cost                        859                 531
                                                    ------             -------
Total pension asset                              $     520           $     533
                                                   =======             =======


The Company's pension obligation and assets were valued as of March 31, 1997 for fiscal 1997 and as of March 31, 1996 for fiscal 1996.

NOTE 11 - LONG-TERM INCENTIVE PLAN

The Herff Jones, Inc. Long-Term Incentive Plan ("Incentive Plan") was adopted by the Company effective July 1, 1995. Employees whose performance is expected to contribute significantly to the long-term strategic performance and growth of the Company are eligible to participate in the Incentive Plan. The Compensation Committee of the Board of Directors selects employees for participation. Participating employees are granted an award of units at the beginning of a five-year performance cycle. The maximum numbers of units that may be issued subject to the Incentive Plan is 1,500,000, subject to proportional adjustment in the event of any change in Company stock outstanding by reason of any issuance of additional shares, recapitalization, reclassification, reorganization, combination of shares or similar transaction. Each unit is equal in value to one share of common stock, but is not a share and carries no shareholder rights. The value of units corresponds to the value of shares of common stock as of the end of each Company fiscal year, as determined for the ESOP by an independent valuation firm. The participants will be entitled to payment of a cash incentive award after the five-year performance cycle is completed provided they are employees of the Company. The award will be equal to the appreciation in value of the participant's units in excess of a minimum amount ($33.56 and $27.12 for the units granted in 1997 and 1996, respectively) set by the Compensation Committee over the course of the performance cycle and will be payable in a single lump sum in the January immediately following the end of the performance cycle.

As of June 28, 1997, 1,008,500 units have been granted to participating employees under two performance cycles; of which, 505,000 and 498,500 units are outstanding for the 1996 and 1997 performance cycles, respectively. The units granted in fiscal 1996 had an estimated value of $2.68 each while the units granted in fiscal 1997 had no value at June 28, 1997 because the minimum value at the end of the year was greater than the latest estimated share value. Compensation expense under the Incentive Plan was $541 in 1997.

NOTE 12 - RESTRUCTURING CHARGE

The Company incurred a restructuring charge of $2,141 in the third quarter of fiscal 1996 resulting from a one time voluntary early retirement program completed in one Scholastic plant location. The program was offered to management and supervisory employees, of whom 17 elected to participate in the program. All of the restructuring charges were paid in fiscal 1996.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Herff Jones has an agreement with a national bank association (the "Bank") and a precious metal broker (the "Broker") under which gold inventory is shipped on consignment to Herff Jones. Title to such gold inventory remains with the Bank and the Broker until Herff Jones has paid for amounts used. The amount of consigned gold inventory with the Bank is limited to the lesser of 21,500 troy ounces, a fair market value of $9,000 or 95% of Herff Jones' entire troy ounce gold inventory. The amount of consigned gold inventory with the Broker is limited to the lesser of 10,000 troy ounces or a fair market value of $4,500. In the event that gold held on consignment exceeds any consignment limit, Herff Jones must transfer the excess gold to the Bank or the Broker or any of its authorized agents or pay for such excess. In addition, Herff Jones must pay a monthly consignment fee for the use of such gold inventory on consignment. Herff Jones bears the risk of loss, theft, damage or destruction of such gold inventory ($6,876 at June 28, 1997 and $6,097 at June 29, 1996) for which appropriate insurance coverage has been obtained.

Herff Jones is involved in lawsuits that periodically arise from the normal course of business. Management believes that the ultimate outcome of these lawsuits will not have a material adverse impact on the Company's financial condition.

NOTE 14 - ACQUISITION

On April 29, 1996, Herff Jones purchased certain assets of the Delmar Companies Divisions ("Delmar") of Continental Graphics Corporation. As part of the acquisition, Herff Jones assumed certain liabilities. The acquisition has been accounted for as a purchase, and, accordingly, the results of the operation have been included in the consolidated Statement of Income since the acquisition date. The purchase price of $15,332 has been allocated to the assets acquired and liabilities assumed on the basis of their relative fair market values.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.



                                    PART III

Item 10. Directors and Executive Officers of The Registrant.

         The directors and executive officers of the Company are as set forth below:


     NAME                   AGE                 TITLE
     ----                   ---                 -----
A.J. Hackl                   71         Chairman of the Board of Directors
Andre B. Lacy                58         Director
Thomas E. Reilly, Jr.        57         Director
James W. Hubbard             62         Chief Executive Officer, President and Director
Bernard R. Crandall, Jr.     50         Vice President-Cap & Gown and Director
Robert S. Potts              54         Vice President-Yearbook and Director
Patrick T. Rogers            54         Vice President - Human Resources/Risk Management and Director
Joe K. Slaughter             49         Vice President-Scholastic and Director
Lawrence F. Fehr             53         Vice President, Chief Financial Officer, Secretary and Director
Boyd P. Boynton              53         Vice President and General Manager - Photography



         Albert J. Hackl, Chairman of the Board of Directors, served as Herff Jones' principal executive officer from 1968 to May 1995. Mr. Hackl served as Chairman of the Board of Directors and Chief Executive Officer since 1985. In May 1995, Mr. Hackl resigned as Chief Executive Officer. Mr. Hackl joined the Company in 1968 from Worthington Corporation, where his last position was president of the Worthington Air Conditioning Division. Mr. Hackl received a Bachelor of Mechanical Engineering from the Georgia Institute of Technology in 1946 and served in the United States Navy during World War II and the Korean War.

         Andre B. Lacy has been a director since 1995 and is Chairman and CEO of the managing general partner of LDI, Ltd., an investment management holding company with a wholesale distribution group, a door and lumber mill work group and a private investment portfolio. He is also Chairman of the Board of Finish Master, Inc., a distributor of automotive paints and finishing supplies, controlled by LDI, Ltd. He is a Director of the Albemarle Corporation, Richmond, Virginia; IPALCO Enterprises, Indianapolis; Tredegar Industries, Richmond, Virginia; Patterson Dental Company, St. Paul, Minnesota; and The National Bank of Indianapolis. He is on the Board of Trustees of the Hudson Institute and the Board of Managers of Rose-Hulman Institute of Technology. Past affiliations and awards include President of Indianapolis Board of School Commissioners, and recognition as Indiana Master Entrepreneur of the Year (1994). He is a graduate of Denison University.

         Thomas E. Reilly, Jr. has been a director since 1995 and is Chairman and CEO, Reilly Industries, Inc., Indianapolis, Indiana, a diversified chemical manufacturing firm. He is Director of First Chicago NBD Corp., Chemical Manufacturers Association, Lilly Industries, Inc., American United Life Insurance Company, and Past President, Board of Trustees, Indiana State Teachers Retirement Fund. He is a member of the Board of Trustees, Butler University. Mr. Reilly is a graduate of Stanford University, BS, and MBA, Harvard Business School.

         James W. Hubbard has been with the Company for the past 25 years and has 35 years of industry experience. Mr. Hubbard has served as a Director since 1985 and as Chief Executive Officer and President since May 1995. Other positions Mr. Hubbard has held at the Company include: Plant Manager -
Yearbooks; General Manager - Yearbook Division; Vice President - Yearbook Division; and Group Vice President - Photography/Yearbooks (which he held from 1985 to 1995). Mr. Hubbard received a Bachelor of Arts in Journalism from the University of Iowa in 1957. He has served as a Major in the United States Marine Corps Reserve.

         Bernard R. Crandall, Jr. has been with Herff Jones for 24 years. He has served as Vice President Cap & Gown since September 1990 and as a Director since 1993. Other positions he has held at the Company include: Department Supervisor
- Indianapolis Jewelry; Customer Service Manager - Montgomery Yearbook Plant; Director of Marketing - Yearbook Division; Resident Manager - Marceline Yearbook Plant; and Resident Manager - Logan Yearbook Plant. He received a Bachelor of Science in Business Management from Indiana University in 1971.

         Robert S. Potts has been with Herff Jones for 25 years and has 30 years of industry experience. He has served as Vice President - Yearbook since July 1993 and as a Director since 1990. Other positions he has held with the Company include: Sales Representative; Scholastic Area Sales Manager; Director of Marketing Yearbooks; National Sales Manager - Yearbook Division; and Vice President -Yearbook Sales (which he held from prior to 1990 to July 1993). Mr. Potts holds a Bachelor of Arts in Biology from Long Island University.

         Patrick T. Rogers has been with Herff Jones for 23 years. Mr. Rogers has served as Vice President-Human Resources/Risk Management since October 1996 and as a Director since 1990. Prior to his current position, Mr. Rogers was the Corporate Administrative Manager from June 1995 - October 1996, Corporate Risk Manager from 1987 until June 1995 and the Corporate Credit Manager from 1974 to 1987. Before joining Herff Jones, he held several positions in the credit industry. Mr. Rogers attended Xavier University and is a member of the Board of Directors of the Indiana Chapter of the Risk and Insurance Management Society.

         Joe K. Slaughter has been with Herff Jones for 24 years. He has served as Vice President Scholastic since February 1995 and as a Director since May, 1995. Other positions he has held with the Company include: Sales Representative; Area Sales Manager; National Sales Manager - College Division; Regional Sales Manager; Vice President - Scholastic Sales (which he held from January 1990 to October 1993); and Vice President - Scholastic Sales and Marketing (which he held from October 1993 to February 1995). Prior to joining Herff Jones, he was a Professor of Philosophy at Grace College in Warsaw,
Indiana. Mr. Slaughter received his Bachelor of Arts and Master of Arts from Michigan State University in 1969 and 1971, respectively.

         Lawrence F. Fehr has been with Herff Jones for the past 25 years. He has served as Vice President since 1987 and as Corporate Secretary since 1989. Mr. Fehr became Chief Financial Officer and a Director in 1995. Other positions he has held at the Company include: Jewelry Division Controller; Corporate Controller; and Vice President - Controller (which he held from prior to 1990 to
1995). Prior to Herff Jones, Mr. Fehr worked for six years in various accounting positions with Burger Chef. He holds a Bachelor of Science in Accounting (1967) and a Master of Business Administration (1969) from Butler University. He became a Certified Public Accountant in 1970 and is currently a member of the Indianapolis Chapter of the Financial Executives Institute.

         Boyd P. Boynton has been with the Company for 30 years. He has served as Vice President and General Manager - Photography since prior to 1990. Other positions he has held at the Company include: School Photographer; Production Manager - School Division; Assistant to the General Manager; Personnel and Training Manager; Professional Division Manager; Operations Manager - Photography Division; and General Manager Photography Division. Mr. Boynton holds a Bachelor of Arts in Business Administration from the University of Minnesota, which he received in 1966.

Item 11. Executive Compensation

                                                       SUMMARY COMPENSATION TABLE

                                                                                          Long Term
                                                                                        Compensation
                                                                          Annual         Securities
                                                                       Compensation      Underlying               All Other
                         Name and                                          Salary        Options/SARs            Compensation
                    Principal Position                        Year      ($)    (1)     (#)        (2)            ($)       (3)
James W. Hubbard...........................................  1997        $348,996            30,000                  $4,500
President, Chief Executive Officer and Director              1996         331,500            40,000                   4,500
                                                             1995         216,916              --                    11,119

Robert S. Potts............................................  1997         175,000            15,000                   4,500
Vice President and Director                                  1996         165,000            20,000                   4,500
                                                             1995         158,500              --                    28,136

Joe K. Slaughter...........................................  1997         166,000            15,000                   4,500
Vice President and Director                                  1996         158,000            20,000                   4,500
                                                             1995         139,166              --                     9,300

Lawrence F. Fehr...........................................  1997         149,000            15,000                   4,350
Vice President, Chief Financial Officer,                     1996         137,499            20,000                   3,653
Secretary and Director                                       1995         109,750              --                     7,639


Bernard R. Crandall, Jr. ..................................  1997         128,500            12,500                  38,016
Vice President and Director                                  1996         117,500            15,000                  28,087
                                                             1995         109,000              --                    19,440


         (1) The named officers of the Company did not receive any remuneration in 1997, 1996 or 1995 in addition to their annual salary except to the extent they participated in the Company's Profit Sharing Plan (the "401(k) Plan"), group insurance arrangements or other benefit programs available to substantially all non-union employees. The officers named above, except for Mr. Crandall, are not currently ESOP participants.

         (2) Phantom units granted under the Incentive Plan as described below.

         (3) All other compensation for 1997 consists solely of 401(k) plan contributions by the Company for Messrs. Hubbard, Potts, Slaughter and Fehr, and a $3,750 contribution to the 401(k) Plan by the Company and a $34,266 allocation to the ESOP account of Mr. Crandall. For 1996 this consists solely of 401(k) Plan contributions by the Company for Messrs. Hubbard, Potts, Slaughter and Fehr, and a $3,300 contribution to the 401(k) Plan by the Company and a $24,787 allocation to the ESOP account of Mr. Crandall. For 1995 this consists solely of 401(k) plan contributions by the Company for Messrs. Hubbard, Slaughter and Fehr, and a $11,119 contribution to the 401(k) Plan by the Company and a $17,017 allocation to the ESOP account of Mr. Potts, and a $7,481 contribution to the 401(k) Plan by the Company and a $11,959 allocation to the ESOP account of Mr. Crandall.

Employment Agreements

         Each of the named executive officers owned Company shares and sold such shares to the ESOP in the ESOP Transactions. In anticipation of the ESOP Transactions, the Company required each employee selling shares to enter into a three-year employment and non-competition agreement, including Mr. Hubbard and Mr. Potts. In such employment and non-competition agreements, each employee agreed to stay with the Company for at least three years and the Company agreed (i) to pay each employee a salary commensurate with the position each employee holds determined from time to time by the Board of Directors or an authorized officer; (ii) to allow each employee to participate in all benefit programs, plans and fringe benefits in which the Company's salaried employees participate generally to the extent permitted by the respective plans and/or applicable tax regulations, and (iii) not to terminate or demote each employee without cause for three years. "Cause" is defined in the employment and non-competition agreements as
         (a) willful or gross misconduct or willful or gross negligence in the performance of duties for the Company; or (b) intentional or habitual neglect of duties for the Company; or (c) theft or misappropriation of Company funds or the conviction of a felony. Each employee also agreed not to compete with the Company for at least three years after the ESOP Transactions are consummated (or, if later, two years after termination of employment) and not to disclose outside the Company any confidential matters of the Company unless such disclosure is made as a proper part of performing duties for the Company or is made with the express written consent of the Company.

Incentive Plan

         The Herff Jones, Inc. Long-Term Incentive Plan ("Incentive Plan") was adopted by the Company effective July 1, 1995. The named executive officers and other employees whose performance is expected to contribute significantly to the long-term strategic performance and growth of the Company are eligible to participate in the Incentive Plan. The Compensation Committee of the Board of Directors selects employees for participation. Participating employees are granted an award of phantom units at the beginning of a five-year performance cycle. The maximum numbers of phantom units that may be issued subject to the Incentive Plan is 1,500,000, subject to proportional adjustment in the event of any change in the outstanding Company stock by reason of any issuance of additional shares, recapitalization, reclassification, reorganization, combination of shares or similar transaction. Each phantom unit is equal in value to one share of common stock, but is not a share and carries no shareholder rights. The value of phantom units will correspond to the value of shares of common stock as of the end of each Company fiscal year determined for the ESOP by its independent valuation firm. The participants will be entitled to payment of a cash incentive award after the five-year performance cycle is completed. The award will be equal to the appreciation in value of the participant's phantom units in excess of a minimum amount set by the Compensation Committee over the course of the performance cycle and will be payable in a single lump sum in the January immediately following the end of the performance cycle. Notwithstanding the foregoing, the Company will not pay the incentive awards to the extent payment would result in breach of covenants under the New Credit Agreement or the Indenture; payment of the incentive awards will be subordinated in full to the prior payment in cash of all amounts then due in respect of the Notes. The Company may impose other financial restrictions as to the payments which, if not met, would result in the payments being deferred. Participants will also be able to voluntarily defer payment of all or a portion of their incentive awards and elect to have the deferred amounts accounted for as an unsecured Company debt bearing interest at a reasonable rate. The following table summarizes grants to the named executive officers under the Incentive Plan during fiscal 1997.

                                                    OPTION/SAR GRANTS IN FISCAL 1997

                                                                                                       Potential Realizable
                                              Number of         % of Total                            Value at Assumed Annual
                                              Securities       Options/SARs    Exercise                Rates of Stock Price
                                              Underlying        Granted to     or Base                    Appreciation for
                                              Options/SARs     Employees in     Price     Expiration        Option Term
                    Name                      Granted (#) (1)   Fiscal Year     ($/Sh)       Date     5% ($)        10% ($)
                    ----                      ---------------   -----------     ------       ----     ------        -------
James W. Hubbard............................      30,000           6.0%         $33.56      6/2001    - 0 -        $264,000
President,   Chief  Executive   Officer  and
Director

Robert S. Potts.............................      15,000           3.0%          33.56      6/2001    - 0 -        $132,000
Vice President and Director

Joe K. Slaughter............................      15,000           3.0%          33.56      6/2001    - 0 -        $132,000
Vice President and Director

Lawrence F. Fehr............................      15,000           3.0%          33.56      6/2001    - 0          $132,000
Vice President, Chief Financial Officer,
Secretary and Director

Bernard R. Crandall, Jr.....................      12,500           2.5%          33.56      6/2001    - 0 -        $110,000
Vice President and Director

(1)      See the description of Incentive Plan grants above.


                                      AGGREGATED FISCAL YEAR END SAR VALUES

                                                                   No. Of Securities
                                                                       Underlying             Value of
                                                                  Unexercised SARS at       Unexercised
                           Name                                   Fiscal Year End (1)       In-the-Money
                                                                                        Fiscal Year End (1)

James W. Hubbard........................................                 70,000               $107,200
President, Chief Executive Officer and Director

Robert S. Potts.........................................                 35,000                 53,600
Vice President and Director

Joe K. Slaughter........................................                 35,000                 53,600
Vice President and Director

Lawrence F. Fehr .......................................                 35,000                 53,600
Vice President, Chief Financial Officer,
Secretary and Director

Bernard R. Crandall, Jr.................................                 27,500                 40,200
Vice President and Director


(1) Under the Incentive Plan phantom units are not exercisable, as such, but are payable after a five-year performance cycle unless deferred, as described above.

Director Compensation

         The present Directors of the Company who are also executive officers of the Company, receive no additional compensation for their service as Directors or for attendance at meetings of the Board of Directors. The Company has three independent persons serving on the Board of Directors. Such persons receive compensation of $20,000 per year plus $750 per meeting for serving on the Board and its committees.

         The Company has entered into a consulting agreement with Mr. Hackl pursuant to which he will be available to the Company to provide ongoing consultation and advice to management and, in particular, ongoing assistance with financing, acquisitions and divestitures. He maintains an office at the Company's principal executive offices but works as an independent contractor, determining his own hours and method of performance. He receives a fee of $24,000 per year commencing in fiscal 1998 ($48,000 and $100,000 for 1997 and 1996 respectively) and any fees payable to non-employee directors generally. He serves at the pleasure of the Board as its Chairman and as chairman of the Executive, Finance, Compensation and Audit Committees. The consulting agreement is terminable by either party at any time without cause and contains a three-year non-competition covenant.

Compensation Committee Interlocks and Insider Participation

         From the beginning of fiscal 1996 through November 1995, Mr. Hackl was the sole member of the Compensation Committee of the Board of Directors. Mr. Hackl is a former executive officer of the Company and has a consulting arrangement with the Company as described above. Mr. Lacy and Mr. Reilly were added to the Compensation Committee, of which Mr. Hackl is Chairman, in November, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The only person that beneficially owns more than 5% of the Company's shares of Common Stock, without par value, is Bank One, Indianapolis, N.A., as Trustee of the Herff Jones, Inc. Employee Stock Ownership Plan ("ESOP"), which held 9,565,045 or 99.9% of the 9,567,500 shares of Common Stock outstanding as of September 19, 1997.

Except as set forth below, none of the named executive officers or directors of the registrant owns shares of its common stock. All of the shares shown in the following table are held by the ESOP and allocated to the accounts of the named officers.

                                                 NUMBER OF
                                             ALLOCATED SHARES
                     NAME                                        % OF SHARES
                     ----                                        -----------
     Robert S. Potts                               2,557              *
     Bernard R. Crandall, Jr.                      4,401              *
     Patrick T. Rogers                             3,060              *
     Boyd P. Boynton                               2,148              *
     All Directors and Executive
     Officers as a Group (10 persons)             12,166              *
     ---------------------------------            ------              -

    *  Less than 1%

Item 13. Certain Relationships and Related Transactions.

         During fiscal 1997, the Company repurchased 49,692 shares of Common Stock from the ESOP to fund distributions to ESOP participants at $26.30 per share or $1.3 million in the aggregate.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following documents have been filed as a part of this report or, where noted incorporated by reference:

         (1)    Financial Statements (Included Under Item 8)
                Report of Independent Accountants
                Consolidated Balance Sheet as of June 28, 1997
                    and June 29, 1996
                Consolidated Statement of Income for the
                    years ended June 28, 1997, June 29, 1996
                    and June 24, 1995
                Consolidated  Statement  of  Shareholders'  Equity for the years ended June 28, 1997, June 29, 1996 and June 24, 1995
                Consolidated  Statement  of Cash Flows for the years  ended June
                    28, 1997, June 29, 1996 and June 24, 1995
                Notes to Consolidated Financial Statements
                Financial Statement Schedules for the three years
                    ended June 28, 1997

         (2)    Financial Statement Schedules (Set Forth Below)

                VIII.   Valuation and Qualifying Accounts and Reserves

                X.      Supplemental Statement of Income Information.

         (3)    The following exhibits are filed as a part of this Report:

Exhibit No.                           Description                          Page
-----------                           -----------                          ----

 2.1    Asset  Purchase  Agreement,  dated as of March 28, 1996,  between
        Herff  Jones,   Inc.  and   Continental   Graphics   Corporation.
        (Incorporated  by reference to Exhibit 2.1 to Form 8-K filed with
        the Commission, dated May 9, 1996.)                                 ---

 2.2 Amendment No. 1 to Asset Purchase Agreement. (Incorporated by reference to Exhibit 2.2 to Form 8-K filed with the Commission, dated May 9, 1996.)

 3.1    Articles of Incorporation of Herff Jones, Inc. as amended.           *

 3.2    Restated Code of By-Laws of Herff Jones, Inc.                        *

 4.1    Indenture dated as of August 22, 1995 between Herff Jones, Inc.
        and Bankers Trust Company.                                           *

 4.2    Revolving Credit and Term Loan Agreement among Herff Jones,
        Inc., The First National Bank of Boston and other financial
        institutions.                                                        *

 4.2(a) Amendment No. 1 to Revolving  Credit and Term Loan Agreement,
        November, 1996.

 4.2(b) Amendment No. 2 to Revolving  Credit and Term Loan  Agreement,
        June 13, 1997.

 4.3    Agreement to furnish documents relating to other long-term debt.     *

10.1    Consignment Agreement, dated February 8, 1994, between Herff
        Jones, Inc. and Gerald Metals, Inc. and the related Security Agreement, dated February 8, 1994, between Herff Jones, Inc.
        and Gerald Metals, Inc.                                              *

10.2 Amended and Restated Consignment Agreement, dated October 27, 1989, between Herff Jones, Inc. and Rhode Island Hospital Trust National Bank and the related Amended and Restated Security Agreement, dated October 27, 1989, between Herff Jones, Inc. and
        Rhode Island Hospital Trust National Bank.                           *

10.2(a) Amendment No. 2 to the Rhode Island Agreements.  (Incorporated by
        reference to Exhibit 10.1 to Form 10-Q, filed with the Commission
        May 14, 1996.)                                                      ---


10.2(b) Amendment  No.  3 to  Rhode  Island  Hospital  Trust  Consignment
        Agreement (Incorporated by reference to Exhibit 10.1 to Form 10-Q
        for quarter ended March 29, 1997)                                   ---

10.3        Nonexclusive Multimedia Distribution Agreement dated
            September 25, 1993, between the Nystrom division of
            Herff Jones, Inc. and Videodiscovery, Inc.                        *

10.4 Exempt Loan Agreement (Restated) dated as of August 22, 1995, between Herff Jones, Inc. and Bank One, Indianapolis, NA as
            Trustee of the Herff Jones, Inc. Employee Stock Ownership Plan.   *

10.5        Registration Rights Agreement dated August 22, 1995 between
            Herff Jones, Inc. and Donaldson, Lufkin & Jenrette Securities
            Corporation.                                                      *

10.6        Purchase Agreement dated August 14, 1995 between Herff
            Jones, Inc. and Donaldson, Lufkin & Jenrette Securities
            Corporation.                                                      *

10.7 (a)    Consulting and Non-Competition Agreement dated June 1,
            1995 between Herff Jones, Inc. and A.J. Hackl.                    *

10.7 (b) Amendment No. 1 to Consulting Agreement with A.J. Hackl. (Incorporated by reference to Exhibit 10.7(b) to the
            Company's Form 10-K for the year ended June 29, 1996.)          ---

10.7 (c)    Amendment No. 2 to Consulting Agreement with A.J. Hackl.

10.8        Employment and Non-Competition Agreement dated July 7,
            1995 between Herff Jones, Inc. and James W. Hubbard.              *

10.9        Employment and Non-Competition Agreement dated July 5,
            1995 between Herff Jones, Inc. and Bernard R. Crandall, Jr.       *

10.10       Employment and Non-Competition Agreement dated June 21,
            1995 between Herff Jones, Inc. and Robert S. Potts.               *

10.11       Employment and Non-Competition Agreement dated June 21,
            1995 between Herff Jones, Inc. and Patrick T. Rogers.             *

10.12       Employment and Non-Competition Agreement dated July 6, 1995
            between Herff Jones, Inc. and Joe K. Slaughter.                   *

10.13       Employment and Non-Competition Agreement dated July 6, 1995
            between Herff Jones, Inc. and Lawrence F. Fehr.                   *

10.14       Employment and Non-Competition Agreement dated July 9, 1995
            between Herff Jones, Inc. and Boyd P. Boynton.                    *

10.15       Herff Jones, Inc. Long-Term Incentive Plan,
            effective July 1, 1995.                                           *

21          Subsidiaries of the Registrant                                    *

27          Fiancial Data Schedule

--------------
* Incorporated by reference to the exhibit (bearing the corresponding exhibit number) to the Company's Registration Statement on Form S-4 (Registration No. 33-96680) as amended, effective November 1, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         HERFF JONES, INC.

                                         By  /s/ Lawrence F. Fehr
                                             -----------------------------------
                                             Lawrence F. Fehr, Vice President,
                                                       Chief Financial Officer,
                                                       and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


(1) Principal Executive Officer:

    /s/ James W. Hubbard          Chief Executive Officer,)
    James W. Hubbard              President and Director  )
                                                          )
(2) Principal Financial                                   )
    and Accounting Officer:                               )
                                                          )
    /s/ Lawrence F. Fehr          Vice President,         )
    Lawrence F. Fehr              Chief Financial Officer,)
                                  Secretary and Director  )
                                                          )
(3) A Majority of the Board                               )   September 19, 1997
    of Directors:                                         )
                                                          )
    /s/ A.J. Hackl                Director                )
    A.J. Hackl                                            )
                                                          )
    /s/ Bernard R. Crandall, Jr.  Director                )
    Bernard R. Crandall. Jr.                              )
                                                          )
    /s/ Robert S. Potts           Director                )
    Robert S. Potts                                       )
                                                          )
    /s/ Patrick T. Rogers         Director                )
    Patrick T. Rogers                                     )
                                                          )
    /s/ Joe K. Slaughter          Director                )
    Joe K. Slaughter                                      )
                                                          )
    /s/ Andre B. Lacy             Director                )
    Andre B. Lacy                                         )
                                                          )
    /s/ Thomas E. Reilly, Jr.     Director                )
    Thomas E. Reilly, Jr.                                 )

                        Herff Jones, Inc. and Subsidiaries         Schedule VIII
                                  Valuation and
                        Qualifying Accounts and Reserves
       For the Years Ended June 28, 1997, June 29, 1996 and June 24, 1995
                             (amounts in thousands)

                                      Balance at
                                     beginning of         Charged to costs        Deductions, net of         Balance at end of
        Description                     period              and expenses              recoveries                   period
 Allowance for returns and
     doubtful accounts

      Fiscal Year 1995                   $2,927                  $645                 $553                      $3,019
      Fiscal Year 1996                   $3,019                $2,466                 $602                      $4,883
      Fiscal Year 1997                   $4,883                $1,310                 $439                      $5,754

                       Herff Jones, Inc. and Subsidiaries             Schedule X
                  Supplemental Statement of Income Information
       For the Years Ended June 28, 1997, June 29, 1996 and June 24, 1995
                             (amounts in thousands)


          Item                             Charged to Cost and Expenses
 Maintenance and repairs

    Fiscal Year 1995                                  $3,870
    Fiscal Year 1996                                  $4,028
    Fiscal Year 1997                                  $4,741