Form 10-Q
period 1997-09-27
JONES HERFF INC
filed 1997-11-06
CIK 1000371

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
[  X  ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended   September 27, 1997

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

Number of shares outstanding of the issuer's Common Stock as of October 23, 1997:

                 Class Common Stock, without par value 9,567,500

                                      INDEX




Part  I. - Financial Information                                        Page No.

 Condensed Consolidated Statement of Operations -
    First Quarter Ended September 27, 1997 and September 28, 1996             3

 Condensed Consolidated Balance Sheet -
    As of September 27, 1997, June 28, 1997 and September 28, 1996            4

 Condensed Consolidated Statement of Cash Flows -
    First Quarter Ended September 27, 1997 and September 28, 1996             5

 Notes to Condensed Consolidated Financial Statements                    6 -  7

 Management's Discussion and Analysis of
    Financial Condition and Results of Operations                        8 - 10




Part II. - Other Information                                                 11


Item 6.    Exhibits and Reports on Form 8-K

                         Part I - Financial Information

Item. 1 Financial Statements

                                Herff Jones, Inc.
                 Condensed Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                   (Unaudited)

                                                            First Quarter Ended
                                                 -------------------------------------------
                                                 September 27, 1997       September 28, 1996
                                                 ------------------       ------------------
Net sales                                          $    50,064              $    46,656

Cost of sales (excludes ESOP compensation)              29,675                   30,122

Selling, general, and administrative expenses
 (excludes ESOP compensation)                           22,129                   20,441

ESOP compensation                                        5,055                    4,058
                                                   -----------              -----------

Income (loss) from operations                           (6,795)                  (7,965)

Interest income                                             51                        5
Interest expense                                         4,470                    4,977
                                                   -----------              -----------

Income (loss) before income taxes                      (11,214)                 (12,937)

Income taxes                                             4,086                    4,593
                                                   -----------              -----------

Net income (loss)                                  $    (7,128)             $    (8,344)
                                                   ===========              ===========

Income (loss) per common share                     $     (3.57)             $     (4.48)
                                                   ===========              ===========

Weighted average number of
  common shares outstanding                          1,995,464                1,863,248
                                                   ===========              ===========



See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                      Condensed Consolidated Balance Sheet
         As of September 27, 1997, June 28, 1997, and September 28, 1996
                        (Amounts in thousands of dollars)

                                                           (Unaudited)                     (Unaudited)
                                                           September 27,     June 28,     September 28,
                                                              1997            1997            1996
                                                            ---------       ---------       ---------
Assets:
      Current Assets
         Cash and cash equivalents                          $   2,259       $   5,843       $   1,235
         Accounts receivable                                   42,624          55,709          39,018
         Inventories                                           42,574          37,963          41,127
         Prepaid expense                                        7,370           1,816           7,585
         Deferred income taxes                                  9,106           9,106           5,321
                                                            ---------       ---------       ---------
            Total Current Assets                              103,933         110,437          94,286

      Non-Current Assets
         Property, plant, and equipment                        98,475          94,378          89,408
         Accumulated depreciation                             (47,285)        (45,364)        (40,095)
                                                            ---------       ---------       ---------
            Net Property, Plant, and Equipment                 51,190          49,014          49,313

         Deferred financing cost, net and other assets          4,443           4,590           5,363
                                                            ---------       ---------       ---------
            Total Non-Current Assets                           55,633          53,604          54,676

Total Assets                                                $ 159,566       $ 164,041       $ 148,962
                                                            =========       =========       =========


Liabilities and Shareholders' Equity:
      Current Liabilities
         Trade accounts payable                             $  11,448       $   5,856       $   8,180
         Salaries and wages payable                             5,222           5,048           4,986
         Interest payable                                       1,833           5,082           1,900
         Customer deposits                                     13,142          19,508          12,175
         Commissions payable                                    4,329          16,864           3,702
         Income taxes accrued                                  (4,090)          9,547          (4,596)
         Other accrued liabilities                              7,243           9,613           7,926
         Current portion of long term debt                     42,971          10,377          54,053
                                                            ---------       ---------       ---------
            Total Current Liabilities                          82,098          81,895          88,326

      Non-Current Liabilities
         Other                                                  2,684           2,239           2,247
         Long term debt                                       152,330         154,979         162,928
         Deferred income taxes                                    443             443              81
                                                            ---------       ---------       ---------
            Total Non-Current Liabilities                     155,457         157,661         165,256

Total Liabilities                                             237,555         239,556         253,582

Shareholders' Equity (Deficit)
      Common stock                                              5,694           5,703           5,728
      Retained earnings                                       120,956         128,122         111,181
      Deferred compensation                                  (202,311)       (206,440)       (218,824)
      Foreign currency translation                                 (2)              2              12
      Excess of cost over market, net
        (shares committed to be released)                      (2,326)         (2,902)         (2,717)
                                                            ---------       ---------       ---------
Total Shareholders' Equity (Deficit)                          (77,989)        (75,515)       (104,620)

Total Liabilities and Shareholders' Equity (Deficit)        $ 159,566       $ 164,041       $ 148,962
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

                                Herff Jones, Inc.
                 Condensed Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                            ------------------------------
                                                                            September 27,    September 28,
                                                                                1997             1996
                                                                            -------------    -------------
Cash flows from operating activities:
     Net income                                                               $ (7,128)      $ (8,344)
        Adjustments to reconcile net income to net cash (used)
        provided by operating activities:
           Depreciation and amortization                                         1,958          1,697
           Amortization and write off of financing cost                            147            240
           ESOP compensation (before dividend exclusion)                         5,035          4,029
           Tax benefit (effect) of ESOP                                           (330)            36
           Other                                                                    (5)             1
           (Gain) loss on disposal of property, plant and equipment, net            (1)            (1)
           Increase (decrease) in cash generated by changes in assets and liabilities
               Accounts receivable                                              13,085         15,048
               Inventories                                                      (4,611)        (4,186)
               Prepaid expenses                                                 (5,554)        (4,934)
               Trade accounts payable                                            5,592            639
               Salaries and wages                                                  174            918
               Interest payable                                                 (3,249)        (3,257)
               Customer deposits                                                (6,366)        (7,681)
               Commissions payable                                             (12,535)       (11,155)
               Income taxes payable                                            (13,637)        (7,796)
               Other accrued liabilities                                        (1,925)        (1,823)
                                                                              --------       --------
        Total adjustments                                                      (22,222)       (18,225)
                                                                              --------       --------
Net cash (used) provided by operating activities                              $(29,350)      $(26,569)

Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment                        --              4
     Capital expenditures                                                       (4,133)        (1,972)
                                                                              --------       --------
Net cash (used) provided by investing activities                              $ (4,133)      $ (1,968)

Cash flows from financing activities:
     Premium on stock redemption                                                   (37)            --
     Increase in revolver, net                                                  32,373         29,299
     Payment of long-term debt                                                  (2,428)        (2,250)
     Advance term payment                                                           --         (5,957)
                                                                              --------       --------
Net cash (used) provided by financing activities                              $ 29,899       $ 21,092

Cash and cash equivalents:
     Net increase (decrease)                                                    (3,584)        (7,445)
     Beginning of period                                                         5,843          8,680
                                                                              ========       ========
     End of period                                                            $  2,259       $  1,235
                                                                              ========       ========


See accompanying notes to unaudited condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements
                      Three Months Ended September 27, 1997
                        (Amounts in thousands of dollars)

Note 1 - Adjustments

    The unaudited condensed consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 27, 1997, and the results of its operations and cash flows for the quarter ended September 27, 1997. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 28, 1997.

    The Company utilizes a 52/53 week fiscal year for accounting purposes ending on the last Saturday in June. Fiscal 1997 and fiscal 1998 each contains 52 weeks.

    Because of the seasonality of the Company's business, operating results on a quarterly basis are not indicative of operating results for the full year. Historically, the first fiscal quarter is the lowest sales quarter, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales.



Note 2 - Allowance for Doubtful Accounts and Returns

       September 27, 1997      June 28, 1997        September 28, 1996
       ------------------      -------------        ------------------
             $4,180               $5,754                  $3,304


Note 3 - Inventories

    The components of inventory balances are summarized below:


                                                September 27, 1997     June 28, 1997     September 28, 1996
                                                ------------------     -------------     ------------------
Raw materials and supplies (includes gold)           $19,182              $16,736              $19,429
Work-in-process                                       13,727               13,187               13,046
Finished goods                                         9,665                8,040                8,652
                                                     -------              -------              -------
                                                     $42,574              $37,963              $41,127
                                                     =======              =======              =======

Note 4 - Financing

                                                September 27, 1997     June 28, 1997     September 28, 1996
                                                ------------------     -------------     ------------------
    Long-Term Debt consists of the following:

Senior Bank Facility (Revolver)                      $  32,373           $      --            $  44,338

Senior Bank Facility (Term)                             35,328              37,756               45,043

Senior Subordinated Notes                              120,000             120,000              120,000

1994 Industrial Development
Revenue Bonds Due in 2019                                7,600               7,600                7,600
                                                     ---------           ---------            ---------
                                                       195,301             165,356              216,981

Less:  Current Portion                                 (42,971)            (10,377)             (54,053)
                                                     ---------           ---------            ---------
Long-Term Debt                                       $ 152,330           $ 154,979            $ 162,928
                                                     =========           =========            =========




Note 5 - Common Stock

                           September 27, 1997     June 28, 1997     September 28, 1996
                           ------------------     -------------     ------------------
         Common Shares
         Authorized              16,500,000           16,500,000           16,500,000
         Outstanding              9,567,500            9,569,304            9,618,996



Note 6 - Statement of Shareholders' Equity

                                                                           Foreign                                       Total
                                         Common Stock         Retained    Currency      Deferred      Excess Cost     Shareholders'
                                    Shares        Amount      Earnings   Translation  Compensation  Over Market, Net   Equity
                                   ---------      ------      --------   -----------  ------------  ----------------  -------------
Balance June 28, 1997              9,569,304      $5,703      $128,122      $  2       ($206,440)       ($2,902)      ($75,515)
---------------------
Stock Purchases                       (1,804)         (9)          (38)       -             -               -               (47)
Tax effect of cost over market of
ESOP shares committed to be
released, net                          -            -            -            -             -               (330)          (330)
Foreign currency translation
adjustment                             -            -            -            (4)           -               -                (4)
Shares committed to be released        -            -            -            -            4,129             906          5,035
Net income for the quarter             -            -           (7,128)       -             -               -            (7,128)
                                   ---------      ------      --------       ---       ---------         -------       --------
Balance  September 27, 1997        9,567,500      $5,694      $120,956       ($2)      ($202,311)        ($2,326)      ($77,989)
---------------------------        =========      ======      ========       ====      ==========        ========      ========


During fiscal 1996 and 1997 the cost of ESOP shares committed to be released was greater than the estimated fair value of such shares. The excess of cost over market was recorded as a charge to a separate component of shareholders' equity, net of the related tax effect. Beginning in fiscal 1998, the estimated fair value of ESOP shares committed to be released exceeds cost. The excess of market over cost will be credited to equity, net of the related tax effect, to the extent of the previous net charges recorded. Thereafter, the excess will be credited to retained earnings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


RESULTS OF OPERATIONS

         The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1997 and fiscal 1998 each contains 52 weeks. The Company's business is highly seasonal. Historically, sales in the first fiscal quarter are at the lowest level of the year and the first quarter typically produces operating losses. However, because of the seasonality of the Company's business, operating results on a quarterly basis are not necessarily indicative of operating results for the full year.


         For the first quarter ended September 27, 1997 and September 28, 1996.


         General. Net sales rose 7.3% to $50.1 million in fiscal 1998 from $46.7 million in fiscal 1997. Operating losses decreased to $6.8 million in fiscal 1998 from $8.0 million in fiscal 1997. Net losses decreased to $7.1 million in fiscal 1998 from $8.3 million in fiscal 1997.

         Net Sales. Net sales increased $3.4 million or 7.3% to $50.1 million in fiscal 1998 from $46.7 million in fiscal 1997. Such increases were due to increases in the Jewelry, Photography, and Education product lines. Increases were due primarily to modest price increases and some unit growth. These increases were offset somewhat by a slight reduction in sales in the Yearbook product line.

         Cost Of Sales. Cost of sales decreased $.4 million or 1.5% to $29.7 million in fiscal 1998 from $30.1 million in fiscal 1997. Cost of sales as a percentage of sales decreased to 59.3% in fiscal 1998 from 64.6% in fiscal 1997. The decrease was due primarily to improved operating performance in the Jewelry, Photography, and Education product lines, offset somewhat by new business integration cost in the Yearbook product line.

         Selling, General And Administrative Expenses. Selling, general and administrative expense increased $1.7 million or 8.3% to $22.1 million in fiscal 1998 from $20.4 million in fiscal 1997. The increase was primarily attributable to an increase in the Company's commission expense resulting from increased net sales in fiscal 1998. Selling, general and administrative expense as a percentage of sales is 44.2% in fiscal 1998, compared to 43.8% in fiscal 1997.

         ESOP Compensation. ESOP compensation increased $1.0 million to $5.1 million in fiscal 1998 from $4.1 million in fiscal 1997. The ESOP compensation expense increase resulted from an increase in the estimated market value of the shares committed to be released.

         Loss from Operations. Operating losses decreased $1.2 million to a loss of $6.8 million in fiscal 1998 from a loss of $8.0 million in fiscal 1997. The decrease was predominantly due to increased profitability in the Jewelry, Photography, and Education product lines.

         Interest Expense. Interest expense decreased $.5 million to $4.5 million in the first quarter of fiscal 1998 from $5.0 million in the corresponding quarter of fiscal 1997 due to a reduction of average debt outstanding.

         Income Tax Benefit. The first quarter income tax benefit decreased to $4.1 million in fiscal 1998 from $4.6 million in fiscal 1997, due to the decrease in the loss before income taxes, partially offset by a slightly higher fiscal 1998 effective tax rate.

         Net Loss. The first quarter net loss decreased to $7.1 million from $8.3 million in fiscal 1997. The decreased loss was primarily attributable to increased profitability in the Jewelry, Photography, and Education product lines, coupled with a decrease in interest expense, partially offset by an increase in ESOP compensation expense.

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

         The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at September 27, 1997, of $32.4 of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Capital expenditures were $4.1 million and $2.0 million in the first quarter of fiscal 1998 and 1997, respectively. The increase over the prior year is attributable to increased expenditures in the Scholastic and Yearbook product lines, mostly related to information technology purchases.

         Income taxes accrued are a negative $4.1 million at September 27, 1997 compared to $9.5 million payable at June 28, 1997 and a negative $4.6 million at September 28, 1996. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this quarter. The decreased tax benefit at the end of first quarter compared to the prior year first quarter end is the result of the lower pre-tax loss in this fiscal year.

         For  the  three  months  ended   September  27,  1997,  cash  and  cash
equivalents declined $3.6 million to $2.3 million as compared to a decrease of $7.4 million to $1.2 million for the three months ended September 28, 1996.

         Cash used in operating activities was $29.4 million in the quarter ended September 27, 1997, compared to $26.6 million in the quarter ended September 28, 1996, as described below.

         Net losses were $7.1 million in the first quarter of fiscal 1998 compared to $8.3 million in fiscal 1997. The decreased loss was primarily attributable to increased profitability in the Jewelry, Photography, and Education product lines, coupled with a decrease in interest expense, partially offset by an increase in ESOP compensation expense.

         Accounts receivable decreased $13.1 million in the first quarter of fiscal 1998 compared to a decline of $15.0 million in fiscal 1997. The reduction in the decline was primarily the result of increased sales in fiscal 1998.

         Customer deposits decreased $6.4 million in the first quarter of fiscal 1998 compared to a decline of $7.7 million in fiscal 1997. The reduction in the decline was primarily the result of decreased Yearbook sales activity, coupled with increased ring order receipts in the first quarter of fiscal 1998 compared to fiscal 1997.

         Income taxes accrued decreased $13.6 million in the first quarter of fiscal 1998 compared to a decline of $7.8 million in fiscal 1997. The decline was primarily attributable to the decreased pre-tax loss of the Company in the first quarter of fiscal 1998 compared to the pre-tax loss in fiscal 1997 and a higher payment of taxes related to the prior fiscal year.

         Net cash used by investing activities was $4.1 million for the quarter ended September 27, 1997 compared to $2.0 million used in the quarter ended September 28, 1996. The increase over the prior year is attributable to the timing of fiscal 1998 capital expenditures in the Scholastic and Yearbook product lines.

         Net cash provided by financing activities was $29.9 million in the quarter ended September 27, 1997 compared to $21.1 million provided in the quarter ended September 28, 1996. The Company's financing arrangements in fiscal 1997 required an additional, "advance" payment on the Term Loan of $5,957 in the first quarter of fiscal 1997. Subsequently, a 1997 amendment to those financing arrangements eliminated the requirement for advanced payments; therefore, there was not a corresponding advanced payment made during the quarter ended September 27, 1997.

         Deferred Compensation at September 27, 1997 decreased to $202.3 million from $206.4 million at June 28, 1997 and $218.8 million at September 28, 1996. The decrease is the result of recording additional ESOP shares committed to be released.

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

November 6, 1997